Form 10QSB
period 1995-04-30
DETROIT & CANADA TUNNEL CORP
filed 1995-06-14
CIK 28374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                  FORM 10-QSB


 _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal quarter ended APRIL 30, 1995


 ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission file number 0-620

                      DETROIT & CANADA TUNNEL CORPORATION
                 (Name of small business issuer in its charter)


              Michigan                                38 - 0477830
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

100 East Jefferson Avenue, Detroit, Michigan                           48226
  (Address of principal executive offices)                           (Zip Code)


Issuer's telephone number, including area code  (313) 567-4422


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              (X) Yes    ( ) No


The number of outstanding shares of the issuer's common stock as of May 31, 1995 was 676,027.


Transitional Small Business Disclosure (check one)   Yes ( )   No (X)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                  SUBSIDIARIES

                          Consolidated Balance Sheets

                                                     Unaudited
                                                      April 30         October 31
                                                        1995              1994
CURRENT ASSETS
CASH                                                $  1,579,844      $  1,632,395
SHORT TERM INVESTMENTS                                 5,358,316         7,471,623
ACCOUNTS RECEIVABLE, Net of allowance                    674,599           992,458
   for doubtful accounts of $17,900 and $11,900
PREPAID EXPENSES                                         388,946           364,012

          TOTAL CURRENT ASSETS                         8,001,704        10,460,488

LONG TERM INVESTMENTS
EQUITY INVESTMENTS                                       343,676           343,676
OTHER INVESTMENTS                                        886,246           878,661
                                                       1,229,922         1,222,337

PROPERTY, PLANT & EQUIPMENT
  Leasehold Improvements                              10,178,777         9,334,175
  Equipment                                            1,324,815           992,865
                                                      11,503,592        10,327,040
  Accumulated Depreciation and Amortization           (2,042,797)       (1,845,105)
                                                       9,460,795         8,481,935


DEFERRED INCOME TAX BENEFIT                            1,012,000         1,012,000

                                                    $ 19,704,422      $ 21,176,760

   The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                  SUBSIDIARIES

                    Consolidated Balance Sheets (continued)

                                               Unaudited
                                                April 30       October 31
                                                  1995            1994
CURRENT LIABILITIES
ACCOUNTS PAYABLE                               $   410,780     $ 1,395,638
ACCRUED PAYROLL & VACATION                         123,061         153,642
ACCRUED TAXES                                      440,946       1,559,260
OTHER ACCRUED LIABILITIES                          180,306         171,063

          TOTAL CURRENT LIABILITIES              1,155,093       3,279,603

POSTRETIREMENT BENEFITS                          3,270,762       3,152,200

STOCKHOLDERS' INVESTMENT
COMMON STOCK, 1,000,000 shares authorized,       3,382,965       3,412,965
     676,027 issued and outstanding
CAPITAL SURPLUS                                     28,124          28,124
RETAINED EARNINGS                               11,867,479      11,303,869
                                                15,278,568      14,744,958

                                               $19,704,422     $21,176,760

   The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                  SUBSIDIARIES

                     Consolidated Statements of Operations
                           For the three months ended

                                                      Unaudited
                                              April 30        April 30
                                                1995            1994
OPERATING REVENUE
Tolls                                        $1,732,473      $1,434,269
Management Fee                                  146,632         132,228
Rental & Lease Income                           234,696         239,857
                                              2,113,801       1,806,355
OPERATING EXPENSES
Tunnel Operations                             1,421,662       1,317,546
Taxes Other than Income                         145,982         154,551
Foreign Currency Transaction (Gain) Loss        (59,156)         72,942
                                              1,508,489       1,545,039
                                                605,312         261,316
OTHER INCOME
Interest & Dividends                            124,540          61,255
Other Income  - net                               1,818         107,083
                                                126,357         168,338

Income before taxes                             731,669         429,654

Provision for Income Taxes                      254,926         166,434

Net Income                                   $  476,743      $  263,220


Earnings per Average Share                   $     0.70      $     0.38

Dividends declared per share                 $    0.125      $    0.125

Average Shares Outstanding                      679,127         686,986

   The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                  SUBSIDIARIES

                     Consolidated Statements of Operations
                            For the six months ended

                                                      Unaudited
                                              April 30        April 30
                                                1995            1994
OPERATING REVENUE
Tolls                                        $3,483,739      $2,807,892
Management Fee                                  295,569         265,071
Rental and Lease Income                         500,350         540,558
                                              4,279,658       3,613,521
OPERATING EXPENSES
Tunnel Operations                             2,937,789       2,710,522
Taxes Other than Income                         253,897         308,360
Foreign Currency Transaction (Gain) Loss         (1,041)         62,506
                                              3,190,646       3,081,388
                                              1,089,012         532,134
OTHER INCOME
Interest and Dividends                          248,622         152,216
Other Income  - net                               9,681         112,912
                                                258,303         265,127

Income before taxes                           1,347,315         797,261

Provision for income taxes                      484,945         301,752

Net Income (Loss)                            $  862,370      $  495,509


Net Income per Average Share                 $     1.27      $     0.72

Dividends declared per share                 $     0.25      $     0.25

Average Shares Outstanding                      679,127         686,986

   The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            For the six months ended

                                                                         Unaudited
                                                                 April 30         April 30
                                                                   1995             1994
Cash flows from operating activities :
    Net income (loss)                                          $  (463,815)     $   495,509
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities :
         Postretirement Benefits                                   118,562                0
         Depreciation and amortization                             197,692           92,596
         Loss (Gain) on sale of investments, net                         0                0
         Loss (Gain) on sale of property                                 0           (4,756)
         Cash provided (used ) by changes in
             Operating assets and liabilities :
               Accounts receivable                                 317,859          (67,106)
               Prepaid expenses                                    (24,934)         (49,222)
               Other assets                                              0                0
               Accounts payable                                   (984,858)      (1,969,041)
               Accrued liabilities                                 (21,338)          21,200)
               Accrued taxes                                    (1,118,314)          19,978
               Deferred tax liabilities                                  0           (5,414)

             Net cash provided by (used in)
               operating activities                             (1,979,146)      (1,592,664)

Cash flows from investing activities :
         Purchase of long term investments                          (7,585)         (16,978)
         Purchase of property, plant & equipment                (1,176,551)      (1,323,385)
         Net change in short term investments                    2,113,308        8,246,600
         Proceeds from sale of long term investments                     0          301,656
         Proceeds from sale of property                                  0            7,667

             Net cash provided by (used in)
               investing activities                                929,171        7,215,561

Cash flows from financing activities :
         Dividends paid                                           (169,758)        (171,585)
         Purchase of common stock                                 (159,003)        (283,461)

             Net cash used by financing activities                (328,761)        (455,046)

             Net increase (decrease) in cash                       (52,551)       5,167,851
             Cash at beginning of period                         1,632,395        1,489,928

             Cash at end of period                             $ 1,579,844      $ 6,657,779

   The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   Unaudited


1 - GENERAL

There has been no change in the Corporation's principal accounting policies which were set forth in the 1994 Annual Report to the Stockholders.


The consolidated financial statements included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial results. All adjustments are of a normal or recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate so as to not make the information presented misleading. The financial statements are subject to year-end audit and other adjustments as later information may require.


2 - FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Corporation and its subsidiary is the US dollar. Certain transactions of the Corporation and its subsidiary are denominated in Canadian dollars. Foreign currency transaction gains or losses result from exchange rate fluctuations between the US and Canadian dollars and are recognized in the period in which the exchange rate changes.

                                 PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


I.  Results of Operations

For the six months ended April 30, 1995

Traffic volume has continued to be strong during the first six months due largely to casino related traffic. The casino which opened in May 1994 is located in downtown Windsor near the tunnel facility. Traffic volume was lower in 1994 due to the disruption of the Tunnel renovation project. Accordingly, toll revenue for the first six months has increased $676,000 or 24.1%.

During March 1995, the Windsor casino was closed for approximately four weeks due to a union work stoppage. Traffic volumes during the closure decreased by an average 20%.

Despite lower invested balances as funds were utilized for capital projects, interest and dividend revenues increased 63.3% from 1994 due to higher interest rates and changes in the components of the investment portfolio.


II. Liquidity

During the first six months of 1995, the Corporation met its dividend, operating and construction capital needs using cash provided from operating activities and utilization of cash reserves and short term investments.


III. Construction Projects

The Corporation and the City of Windsor are engaged in a major renovation of the tunnel property. Projected expenditures for fiscal 1995 are expected to be approximately $6.7 million. Construction projects will be funded through current earnings, utilization of cash and short term investments and if necessary, short term draws against the Corporation's line of credit. Certain short term investments were converted to interest bearing demand accounts to facilitate the start of the spring construction season. During the six months ended April 30, 1995 the Corporation incurred $1,176,000 on all capital projects.

The effect of the current year's construction projects is reflected in the balance sheet: in the net decrease in Cash and Short Term Investments as payments were made; in the increase in Property, Plant and Equipment as completed projects were capitalized; in the decrease in Accounts Receivable which at year end included amounts due from the City of Windsor related to the jointly undertaken construction projects and in Accounts Payable which included construction related invoices unpaid at year end.

The City of Windsor plaza renovation which began in April 1994 was completed in May 1995. Any reduction of traffic volume as a result of this construction was offset by Windsor casino gambling as discussed above.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      DETROIT & CANADA TUNNEL CORPORATION
                                  (Registrant)



                        BY : /s/ David C. Canavesio
                             David C. Canavesio
                             Treasurer and Vice President - Finance
                             (Principal Financial Officer and
                               Principal Accounting Officer)



                        Date:  June 14, 1995