Form 10QSB/A
period 1995-04-30
DETROIT & CANADA TUNNEL CORP
filed 1995-06-29
CIK 28374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                               -----------------

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

                               -----------------


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

                      DETROIT & CANADA TUNNEL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            For the six months ended

                                                                         Unaudited
                                                                 April 30         April 30
                                                                   1995             1994
Cash flows from operating activities :
    Net income (loss)                                          $   862,370      $   495,509
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities :
         Postretirement Benefits                                   118,562                0
         Depreciation and amortization                             197,692           92,596
         Loss (Gain) on sale of investments, net                         0         (126,406)
         Loss (Gain) on sale of property                                 0           (4,756)
         Cash provided (used ) by changes in
             Operating assets and liabilities :
               Accounts receivable                                 317,859          (67,106)
               Prepaid expenses                                    (24,934)         (49,222)
               Other assets                                              0                0
               Accounts payable                                   (984,858)      (1,969,041)
               Accrued liabilities                                 (21,338)          21,200
               Accrued taxes                                    (1,118,314)          19,978
               Deferred tax liabilities                                  0           (5,414)

             Net cash provided by (used in)
               operating activities                               (652,961)      (1,592,664)

Cash flows from investing activities :
         Purchase of long term investments                          (7,585)         (16,978)
         Purchase of property, plant & equipment                (1,176,551)      (1,323,385)
         Net change in short term investments                    2,113,308        8,246,600
         Proceeds from sale of long term investments                     0          301,656
         Proceeds from sale of property                                  0            7,667

             Net cash provided by (used in)
               investing activities                                929,171        7,215,561

Cash flows from financing activities :
         Dividends paid                                           (169,758)        (171,585)
         Purchase of common stock                                 (159,003)        (283,461)

             Net cash used by financing activities                (328,761)        (455,046)

             Net increase (decrease) in cash                       (52,551)       5,167,851
             Cash at beginning of period                         1,632,395        1,489,928

             Cash at end of period                             $ 1,579,844      $ 6,657,779

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



                             Date:  June 29, 1995