Form 10QSB
period 1995-07-31
DETROIT & CANADA TUNNEL CORP
filed 1995-09-15
CIK 28374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                  FORM 10-QSB


___X___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended JULY 31, 1995


_______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-620


                      DETROIT & CANADA TUNNEL CORPORATION
                ----------------------------------------------
                (Name of small business issuer in its charter)


                 Michigan                                  38 - 0477830
---------------------------------------------           ------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)


100 East Jefferson Avenue, Detroit, Michigan                  48226
---------------------------------------------           ------------------
  (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code  (313) 567-4422


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes   ( ) No


The number of outstanding shares of the issuer's common stock as of August 31, 1995 was 676,027.


Transitional Small Business Disclosure (check one)   Yes ( )   No (X)

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                         Consolidated Balance Sheets

                                                           Unaudited
                                                            July 31          October 31
                                                              1995              1994
                                                          ------------      ------------
CURRENT ASSETS
CASH                                                      $  1,195,857      $  1,632,395
SHORT TERM INVESTMENTS                                       5,221,414         7,471,623
ACCOUNTS RECEIVABLE, Net of allowance                        1,165,302           992,458
   for doubtful accounts of $20,900 and $11,900
PREPAID EXPENSES                                               532,990           364,012
                                                          ------------      ------------
            TOTAL CURRENT ASSETS                             8,115,563        10,460,488
                                                          ------------      ------------

LONG TERM INVESTMENTS
EQUITY INVESTMENTS                                             355,856           343,676
OTHER INVESTMENTS                                              890,039           878,661
                                                          ------------      ------------
                                                             1,245,895         1,222,337
                                                          ------------      ------------

PROPERTY, PLANT & EQUIPMENT
  Leasehold Improvements                                    10,754,307         9,334,175
  Equipment                                                  1,324,815           992,865
                                                          ------------      ------------
                                                            12,079,122        10,327,040
  Accumulated Depreciation and Amortization                 (2,147,671)       (1,845,105)
                                                          ------------      ------------
                                                             9,931,451         8,481,935
                                                          ------------      ------------


DEFERRED INCOME TAX BENEFIT                                  1,012,000         1,012,000
                                                          ------------      ------------

                                                          $ 20,304,910      $ 21,176,760
                                                          ============      ============

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                   Consolidated Balance Sheets (continued)

                                                           Unaudited
                                                            July 31          October 31
                                                              1995              1994
                                                          ------------      ------------
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                          $    572,231      $  1,395,638
ACCRUED PAYROLL & VACATION                                      87,906           153,642
ACCRUED TAXES                                                  498,760         1,559,260
OTHER ACCRUED LIABILITIES                                       70,982           171,063
                                                          ------------      ------------
            TOTAL CURRENT LIABILITIES                        1,229,879         3,279,603
                                                          ------------      ------------

POSTRETIREMENT BENEFITS                                      3,329,861         3,152,200
                                                          ------------      ------------

STOCKHOLDERS' INVESTMENT
COMMON STOCK, 1,000,000 shares authorized,                   3,382,965         3,412,965
     676,027 (682,027 in 1994) issued and outstanding
CAPITAL SURPLUS                                                 28,124            28,124
RETAINED EARNINGS                                           12,334,081        11,303,869
                                                          ------------      ------------
                                                            15,745,170        14,744,958
                                                          ------------      ------------

                                                          $ 20,304,910      $ 21,176,760
                                                          ============      ============

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Statements of Operations
                          For the three months ended

                                                             Unaudited
                                                          ---------------
                                                     July 31           July 31
                                                       1995              1994
                                                    ----------        ----------
OPERATING REVENUE
Tolls                                               $1,973,810        $1,778,027
Management Fee                                         161,206           138,345
Rental & Lease Income                                  226,435           238,846
                                                    ----------        ----------
                                                     2,361,452         2,155,218
                                                    ----------        ----------
OPERATING EXPENSES
Tunnel Operations                                    1,434,789         1,528,981
Taxes Other than Income                                154,997           150,884
Foreign Currency Transaction Loss                        8,635            11,474
                                                    ----------        ----------
                                                     1,598,421         1,691,339
                                                    ----------        ----------
                                                       763,031           463,880
                                                    ----------        ----------
OTHER INCOME
Interest & Dividends                                   110,949           112,236
Other Income - net                                       5,201            30,742
                                                    ----------        ----------
                                                       116,150           142,978
                                                    ----------        ----------

Income before taxes                                    879,181           606,858

Provision for Income Taxes                             328,076           231,298
                                                    ----------        ----------

Net Income                                          $  551,106        $  375,560
                                                    ==========        ==========


Earnings per Average Share                          $     0.81        $     0.55
                                                    ==========        ==========

Dividends declared per share                        $    0.125        $    0.125
                                                    ==========        ==========

Average Shares Outstanding                             678,078           685,309
                                                    ==========        ==========

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Statements of Operations
                          For the nine months ended

                                                             Unaudited
                                                          ---------------
                                                     July 31           July 31
                                                       1995              1994
                                                    ----------        ----------
OPERATING REVENUE
Tolls                                               $5,457,549        $4,585,919
Management Fee                                         456,775           403,417
Rental and Lease Income                                726,785           779,404
                                                    ----------        ----------
                                                     6,641,110         5,768,740
                                                    ----------        ----------
OPERATING EXPENSES
Tunnel Operations                                    4,372,578         4,239,503
Taxes Other than Income                                408,894           459,244
Foreign Currency Transaction Loss                        7,594            73,980
                                                    ----------        ----------
                                                     4,789,066         4,772,726
                                                    ----------        ----------
                                                     1,852,044           996,014
                                                    ----------        ----------
OTHER INCOME
Interest and Dividends                                 359,571           264,452
Other Income - net                                      14,882           143,653
                                                    ----------        ----------
                                                       374,453           408,105
                                                    ----------        ----------

Income before taxes                                  2,226,497         1,404,118

Provision for income taxes                             813,021           533,050
                                                    ----------        ----------

Net Income                                          $1,413,476        $  871,068
                                                    ==========        ==========


Net Income per Average Share                        $     2.08        $     1.27
                                                    ==========        ==========

Dividends declared per share                        $    0.375        $    0.375
                                                    ==========        ==========

Average Shares Outstanding                             678,078           685,309
                                                    ==========        ==========

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                          For the nine months ended

                                                                       Unaudited
                                                                    ----------------
                                                                July 31          July 31
                                                                 1995             1994
                                                              -----------      -----------
Cash flows from operating activities :
       Net income                                             $ 1,413,476      $   871,068
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities :
             Postretirement Benefits                              177,661          163,997
             Depreciation and amortization                        302,567          152,650
             Loss (Gain) on sale of investments, net               (8,816)        (126,406)
             Loss (Gain) on sale of property                            0           (4,756)
             Cash provided (used) by changes in
                Operating assets and liabilities :
                   Accounts receivable                           (172,844)          94,482
                   Prepaid expenses                              (168,978)        (186,368)
                   Other assets                                         0                0
                   Accounts payable                              (823,406)      (1,565,212)
                   Accrued liabilities                           (165,817)          17,212
                   Accrued taxes                               (1,060,500)         (43,216)
                   Deferred tax liabilities                             0           (5,750)
                                                              -----------      -----------

               Net cash provided by (used in)
                     operating activities                        (506,657)        (632,299)

Cash flows from investing activities :
              Purchase of long term investments                   (46,528)         (69,137)
              Purchase of property, plant & equipment          (1,752,083)      (1,759,744)
              Net change in short term investments              2,250,209        2,803,506
              Proceeds from sale of long term investments          31,786          329,027
              Proceeds from sale of property                            0            7,667
                                                              -----------      -----------

                 Net cash provided by (used in)
                      investing activities                        483,384        1,311,319

Cash flows from financing activities :
              Dividends paid                                     (254,262)        (256,117)
              Purchase of common stock                           (159,003)        (283,464)
                                                              -----------      -----------

                 Net cash used by financing activities           (413,265)        (539,581)
                                                              -----------      -----------

                 Net increase(decrease) in cash                  (436,538)         139,440
                 Cash at beginning of period                    1,632,395        1,489,928
                                                              -----------      -----------

                 Cash at end of period                        $ 1,195,857      $ 1,629,368
                                                              ===========      ===========

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

                                    PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I.   Results of Operations
     For the nine months ended July 31, 1995
     ---------------------------------------

Traffic volume has continued to be strong during the first nine months due largely to casino related traffic. The casino which opened in May 1994 is located in downtown Windsor near the tunnel facility. Traffic volume was lower in 1994 due to the disruption of the Tunnel renovation project. Accordingly, toll revenue for the first nine months has increased $872,000 or 19.0%.

During March, the Windsor casino was closed for approximately four weeks due to a union work stoppage. Traffic volumes during the closure decreased by an average 20%.

Despite lower invested balances as funds were utilized for capital projects, interest and dividend revenues increased 36.0% from 1994 due to higher interest rates and changes in the components of the investment portfolio.

II.  Liquidity
     ---------

During the first nine months of 1995, the Corporation met its dividend, operating and construction capital needs using cash provided from operating activities and utilization of cash reserves and short term investments.

The Corporation purchased 6,000 shares of its common stock at market prices for a total cost of $159,003 during the first nine months of 1995.


III. Construction Projects
     ---------------------

The Corporation and the City of Windsor are engaged in a major renovation of the tunnel property. Projected expenditures for fiscal 1995 are expected to be approximately $6.7 million. Construction projects will be funded through current earnings, utilization of cash and short term investments and if necessary, short term draws against the Corporation's line of credit. Certain short term investments were converted to interest bearing demand accounts to facilitate the start of the construction season. During the nine months ended July 31, 1995 the Corporation incurred $1,752,000 on all capital projects.

The effect of the current year's construction projects is reflected in the balance sheet : in the decrease in Cash and Short Term Investments as payments were made; in the increase in Property, Plant and Equipment as completed projects were capitalized and in Accounts Payable which included construction related invoices unpaid at year end.

The City of Windsor plaza renovation which began in April 1994 was completed in May 1995. Any reduction of traffic volume as a result of this construction was offset by Windsor casino gambling traffic as discussed above.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       DETROIT & CANADA TUNNEL CORPORATION
                                  (Registrant)









                       BY : /s/ David C. Canavesio
                           ------------------------------------
                           David C. Canavesio
                           Treasurer and Vice President - Finance
                           (Principal Financial Officer and Principal
                              Accounting Officer)


                       Date   September 15, 1995
                            ----------------------