Form 10KSB
period 1995-10-31
DETROIT & CANADA TUNNEL CORP
filed 1996-01-29
CIK 28374

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                  FORM 10-KSB

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended October 31, 1995

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-620

                      DETROIT & CANADA TUNNEL CORPORATION
                      -----------------------------------
                (Name of small business issuer in its charter)

                 Michigan                                     38 - 0477830
                 --------                                     ------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                             Identification No.)

100 East Jefferson Avenue, Detroit, Michigan                      48226
--------------------------------------------                      -----
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code  (313) 567-4422

Securities registered under Section 12 (b) of the Exchange Act:      None
Securities registered under Section 12 (g) of the Exchange Act:  Common Stock
                                                                 ------------
                                                               (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( X ) Yes (  ) No

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for the fiscal year ended October 31, 1995 were $9,055,946.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 12, 1996, was $7,312,230.

The number of outstanding shares of the issuer's common stock as of January 12, 1996, was 676,027.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 1996, are incorporated by reference in
Part III of this Form.

Transitional Small Business Disclosure format (check one)  Yes (   )  No ( x )

                                                              Total pages: 22

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

General

The Registrant, Detroit & Canada Tunnel Corporation (the "Corporation"), is a Michigan corporation reorganized in 1936. The Corporation operates an approximately one mile long international tunnel beneath the Detroit River connecting the downtown business and shopping districts of Detroit, Michigan, and Windsor, Ontario, Canada (the "Tunnel"). The Corporation leases the Detroit Tunnel properties from the City of Detroit as described in Item 2 below. The Windsor Tunnel properties are owned by the City of Windsor. The Corporation operates the entire Tunnel for itself and the City of Windsor under a Joint Operating Agreement. The Corporation has exercised options to lease the Detroit Tunnel properties through November 3, 2020.

In addition to the foregoing, the Corporation maintains investment portfolios and leases real estate in downtown Detroit.

Operating Agreements

The Corporation operates the Canadian portion of the tunnel pursuant to a Joint Operating Agreement with the City of Windsor which was effective November 1, 1991, and expired October 31, 1995. The agreement provides for expense sharing, reimbursement of operating expenses paid by the Corporation on behalf of the City of Windsor, cost sharing for capital improvements and a management fee. The agreement is automatically extended from year to year unless six month's notice is given by either party and may also be canceled by either party with six month's notice. The Corporation is in negotiations with the City of Windsor to extend the Joint Operating Agreement.

Seasonality

Tunnel traffic and resulting revenue are seasonal, with higher traffic and revenue occurring during the summer months.

Competition

Competition for Tunnel traffic is provided by the Ambassador Bridge which connects the cities of Detroit and Windsor at a point west on the Detroit River. The Corporation's competitive position is affected by the geographic location of the Tunnel relative to the bridge, the height and length restrictions imposed on Tunnel commercial traffic and the quality of available customs inspection facilities.

Employees

As of October 31, 1995, the Corporation and its subsidiary employed 117 persons, of whom approximately 64 persons were employed in the United States and of whom approximately 109 were employed full time. Some of the Corporation's U.S. employees are covered by a collective bargaining agreement expiring in 1998. Some of the Corporation's Canadian employees are covered by a collective bargaining agreement expiring in 1997.

ITEM 2.  DESCRIPTION OF PROPERTY

The Corporation leases and subleases the Detroit Tunnel properties from the City of Detroit as follows:

                                                   Square Footage
                                                   --------------
Main Plaza and Structures thereon                     108,824
   (100 East Jefferson Avenue)
Commercial Vehicle Off-Site Inspection Compound        35,511
   (Atwater and Rivard Streets)
Vehicular Tunnel North of International Boundary       50,424


The Corporation's lease of these properties expires November 3, 2020, pursuant to options exercised in fiscal 1991. These properties other than the vehicular tunnel are in part subleased to the General Services Administration for use by the U.S. Customs and U.S. Immigration and Naturalization Services. Rent is payable under the lease to the City of Detroit in the amount of 20% of average annual net operating income derived from United States tunnel operations, as defined in the lease. The Corporation and the City of Windsor are engaged in a major tunnel renovation program.



ITEM 3. LEGAL PROCEEDINGS

Windsor Property Tax Assessments

The Corporation is contesting its 1985, 1986, 1987, 1988 and 1990 Windsor property tax assessments before an Ontario tax tribunal on the grounds that the assessments do not recognize the effect of Windsor's option to obtain the Windsor Tunnel properties on the value of the option properties. The trial judge determined that the option should not be considered in such assessments and the Corporation's subsidiary appealed this determination. On August 8, 1990, the appeal was decided in the Corporation's favor by the Ontario Divisional Court. On December 18, 1995, the Divisional Court decision was upheld by the Court of Appeal for Ontario. The taxing authorities have indicated that they will apply for leave to appeal to the Supreme Court of Canada. If the legal issue finally is decided in favor of the Corporation, the case will be returned to the Ontario tax tribunal for a determination of the amount of refund due the Corporation.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol DTUN. The following table sets forth the high and low bid prices on NASDAQ and cash dividends paid for each quarterly period during fiscal 1995 and 1994:

                                                         Dividends per Share
                 Fiscal 1995           Fiscal 1994       -------------------
                --------------      ------------------     Fiscal    Fiscal
Quarter Ended    High    Low         High        Low        1995      1994
-------------    ----    ---         ----        ---        ----      ----
January 31      26      25 1/2      26 1/2      26 1/2     $.125     $.125
April 30        25 1/2  25 1/4      26 3/4      26 3/4      .125      .125
July 31         24 3/4  24 3/4      26 3/4      26 3/4      .125      .125
October 31      25      24 1/2      26 1/2      26          .125      .125


As of January 12, 1996, there were 464 shareholders of record of the Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I. Results of Operations

A. Fiscal 1995 Compared to 1994

Toll revenue increased 16.4% overall from 1994 corresponding to a 15.3% increase in traffic volume due to casino related traffic increases. A second gaming facility in Windsor opened in October, 1995. Management expects current high traffic volumes to continue.

Foreign currency transaction gain was $23,839 in 1995 compared to a loss of $46,002 in 1994 as the value of the Canadian dollar rose against the United States dollar.

Interest and dividend revenues were $464,553 in 1994, a decrease of 20.4% from 1994 revenues of $583,814 corresponding to the decrease in invested balances as they were utilized to fund construction work.



B. Fiscal 1994 Compared to 1993

Toll revenue increased 8.6% overall from 1993 corresponding to an 8.3% increase in traffic volume due to casino related traffic increases and the decrease in construction activities as discussed below.

Since the advent of casino gambling in Windsor early in the third fiscal quarter, traffic volumes have increased over 1993 when traffic volumes were depressed due to extensive construction work at the facility. The casino opened in May, 1994 and is located in downtown Windsor near the tunnel facility. The traffic volume decreases experienced earlier in the year which were attributable to the weak Canadian dollar, the generally poor economy and the disruption due to construction have been more than offset by casino related increases.

Invested balances decreased as they were utilized to fund construction work. However, interest and dividend revenues increased 34.1% from 1993 revenues as a result of interest received on certain tax refunds.

Included in Other Income are gains from the sale of certain long term investments of $782,000.

II. Liquidity

During 1995, the Corporation met its dividend, operating and construction capital needs using cash provided from operating activities, utilization of cash reserves and short and long term investments. A $4 million line of credit is available from a bank to meet short term cash needs.


III. Changes in Financial Condition

The Corporation and the City of Windsor are engaged in a major renovation of the tunnel property. During fiscal 1995, expenditures for capital projects by the Corporation were $2.8 million. Projected expenditures for fiscal 1996 are expected to be $3.9 million. Additional major capital expenditures are expected in subsequent years. Construction projects will be funded through current earnings, utilization of short term investments and if necessary, short term draws against the line of credit. During fiscal 1994 the Corporation borrowed against its line of credit to meet short term capital project financing needs; the amount was repaid shortly after the end of that fiscal year.

The effect of the current year's construction projects is reflected in the balance sheet, in the net decrease in Cash and Short Term Investments as payments were made and in the increase in Property, Plant and Equipment as completed projects were capitalized.

Deferred tax benefits relate principally to postretirement benefits which will be paid in future periods.

The Postretirement Benefits Liability reflects the Corporation's adoption of The Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". See Financial Statement Footnote ( 6 ) for additional information.

The Corporation purchased 6,000 and 10,568 shares of its common stock at market prices for a total cost of $159,003 and $283,463 in 1995 and 1994, respectively.

ITEM 7. FINANCIAL STATEMENTS


                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                         Consolidated Balance Sheets


                                                            October 31        October 31
                                                               1995              1994
                                                            ----------        ----------
CURRENT ASSETS
CASH                                                      $  2,129,988       $  1,632,395
SHORT TERM INVESTMENTS                                       4,840,847          7,471,623
ACCOUNTS RECEIVABLE, Net of allowance
   for doubtful accounts of $5,000 and $11,900               1,057,094            992,458
PREPAID EXPENSES                                               446,199            364,012
                                                          ------------       ------------
TOTAL CURRENT ASSETS                                         8,474,127         10,460,488
                                                          ------------       ------------

LONG TERM INVESTMENTS
EQUITY INVESTMENTS - Available for Sale                      1,573,768            343,676
OTHER INVESTMENTS                                              673,800            878,661
                                                          ------------       ------------
                                                             2,247,568          1,222,337
                                                          ------------       ------------

PROPERTY, PLANT & EQUIPMENT
  Leasehold Improvements                                    11,694,880          9,334,175
  Equipment                                                  1,157,898            992,865
                                                          ------------       ------------
                                                            12,852,778         10,327,040
  Accumulated Depreciation and Amortization                 (2,025,624)        (1,845,105)
                                                          ------------       ------------
                                                            10,827,154          8,481,935
                                                          ------------       ------------


DEFERRED INCOME TAX BENEFIT                                    415,000          1,012,000
                                                          ------------       ------------

                                                          $ 21,963,850       $ 21,176,760
                                                          ============       ============

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                   Consolidated Balance Sheets (continued)



                                                           October 31      October 31
                                                              1995            1994
                                                           ----------      ----------
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                          $   960,616      $ 1,395,638
ACCRUED PAYROLL & VACATION                                    135,556          153,642
ACCRUED TAXES                                                 301,965        1,559,260
OTHER ACCRUED LIABILITIES                                     115,507          171,063
                                                          -----------      -----------
TOTAL CURRENT LIABILITIES                                   1,513,644        3,279,603
                                                          -----------      -----------

POSTRETIREMENT BENEFITS                                     3,383,744        3,152,200
                                                          -----------      -----------

STOCKHOLDERS' INVESTMENT
COMMON STOCK, 1,000,000 shares authorized,                  3,382,965        3,412,965
    676,027 (682,027 in 1994) issued and outstanding
CAPITAL SURPLUS                                                28,124           28,124
RETAINED EARNINGS                                          12,851,549       11,303,869
UNREALIZED NET GAIN ON INVESTMENT
     SECURITIES AVAILABLE FOR SALE                            803,823                0
                                                          -----------      -----------
                                                           17,066,461       14,744,958
                                                          -----------      -----------

                                                          $21,963,850      $21,176,760
                                                          ===========      ===========

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

             Consolidated Statements of Stockholders' Investment

                For the Years Ended October 31, 1995 and 1994


                                                                                        Unrealized
                                                                                        Net Gain on
                                                                                        Investment
                                                                                        Securities
                                               Common         Capital      Retained      Available
                                                Stock         Surplus      Earnings       for Sale       Total
                                               ------         -------      --------      ----------      -----
Balances at November 1, 1993                 $ 3,465,805    $    28,124    $ 10,174,863    $      0   $13,668,792

  Net Income                                                                  1,700,999                 1,700,999

  Cash dividend of $0.50 per share                                             (341,370)                 (341,370)

  Common stock purchase (10,568 shares)          (52,840)                      (230,623)                 (283,463)
                                             -----------    -----------    ------------    --------   -----------

Balances at October 31, 1994                 $ 3,412,965    $    28,124    $ 11,303,869    $      0   $14,744,958
                                             ===========    ===========    ============    ========   ===========


  Net Income                                                                  2,015,450                 2,015,450

  Cash dividend of $0.50 per share                                             (338,766)                 (338,766)

  Common stock purchase (6,000 shares)           (30,000)                      (129,003)                 (159,003)

   Adjustment to beginning balance for
     change in accounting method, net
     of income taxes of $294,254                                                            571,203       571,203

   Change in unrealized gain on
     investment securities available for
     sale, net of income taxes of $119,835                                                  232,620       232,620
                                             -----------    -----------    ------------    --------   -----------

Balances at October 31, 1995                 $ 3,382,965    $    28,124    $ 12,851,549    $803,823   $17,066,461
                                             ===========    ===========    ============    ========   ===========

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Statements of Operations
                             For the years ended


                                              October 31       October 31
                                                 1995             1994
                                              ----------       ----------
OPERATING REVENUE
Tolls                                        $ 7,482,575       $6,427,609
Management Fee                                   620,281          555,290
Rental and Lease Income                          953,090        1,018,549
                                             -----------       ----------
                                               9,055,946        8,001,449
                                             -----------       ----------
OPERATING EXPENSES
Tunnel Operations                              5,733,764        5,508,910
Taxes Other than Income                          537,652          549,252
Foreign Currency Transaction (Gain) Loss         (23,839)          46,002
                                             -----------       ----------
                                               6,247,576        6,104,164
                                             -----------       ----------
                                               2,808,370        1,897,285
                                             -----------       ----------
OTHER INCOME
Interest and Dividends                           464,553          583,814
Other Income - net                                (5,061)         619,006
                                             -----------       ----------
                                                 459,491        1,202,820
                                             -----------       ----------

Income before taxes                            3,267,862        3,100,105

Provision for income taxes                     1,252,412        1,399,106
                                             -----------       ----------

Net Income                                   $ 2,015,450       $1,700,999
                                             ===========       ==========


Net Income per Average Share                 $      2.97       $     2.49
                                             ===========       ==========

Dividends declared per share                 $     0.500       $    0.500
                                             ===========       ==========

Average Shares Outstanding                       677,560          684,472
                                             ===========       ==========

The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                              For the years ended

                                                                           October 31        October 31
                                                                               1995              1994
                                                                           ----------        ----------
Cash flows from operating activities:
    Net income                                                             $ 2,015,450       $ 1,700,999
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Postretirement Benefits                                              231,545           220,200
          Depreciation and amortization                                        407,382           244,070
          Loss (Gain) on sale of investments, net                               (8,816)         (782,309)
          Loss (Gain) on sale of property                                       20,177           160,151
          Cash provided (used) by changes in
             Operating assets and liabilities:
                Accounts receivable                                            (64,636)          (32,162)
                Prepaid expenses                                               (82,187)          (14,901)
                Accounts payable                                              (961,213)       (1,843,252)
                Accrued liabilities                                            (73,642)          (40,744)
                Accrued taxes                                               (1,257,295)          789,398
                Deferred tax liabilities                                       182,911          (122,000)
                                                                           -----------       -----------

           Net cash provided by (used in)
             operating activities                                              409,676           279,449

Cash flows from investing activities:
    Purchase of  investment securities                                         (50,323)                0
    Proceeds from sale of investment securities                                 31,786         1,159,045
    Net change in short term investments                                     2,850,808         1,135,430
    Purchase of property, plant & equipment                                 (2,246,586)       (1,814,292)
    Proceeds from sale of property                                                   0             7,667
                                                                           -----------       -----------

      Net cash provided by (used in)
        investing activities                                                   585,685           487,850

Cash flows from financing activities:
    Dividends paid                                                            (338,766)         (341,370)
    Purchase of common stock                                                  (159,003)         (283,463)
                                                                           -----------       -----------

        Net cash used by financing activities                                 (497,769)         (624,833)
                                                                           -----------       -----------

        Net increase (decrease) in cash                                        497,593           142,466
        Cash at beginning of period                                          1,632,395         1,489,928
                                                                           -----------       -----------

        Cash at end of period                                              $ 2,129,988       $ 1,632,395
                                                                           ===========       ===========

Supplemental non-cash investing and operating disclosure information:
    Additions to property, plant & equipment
      included in accounts payable                                         $   526,192       $ 1,069,578
                                                                           ===========       ===========

The accompanying notes are an integral part of these financial statements.

             DETROIT & CANADA TUNNEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND OPERATIONS

The consolidated financial statements include the accounts of Detroit & Canada Tunnel Corporation and its wholly-owned Canadian subsidiary (the Corporation) after elimination of intercompany accounts and transactions.

The U.S. tunnel properties are leased from the City of Detroit. The lease agreement with the City of Detroit provides for the Corporation's right to operate the U.S. portion of the tunnel after 1990 in three ten year intervals through 2020. The annual rent is 20% of average annual net operating income derived from United States tunnel operations, as defined. Rent expense was $186,000 in 1995 and $376,000 in 1994. Current year rent expense was partially offset by utilization of certain credits due from the City.

The Corporation operates the Canadian portion of the tunnel pursuant to a Joint Operating Agreement with the City of Windsor which was effective November 1, 1991, and expires October 31, 1995. The agreement provides for expense sharing, reimbursement of operating expenses paid by the Corporation on behalf of the City of Windsor, cost sharing for capital improvements and a management fee. The agreement is automatically extended from year to year unless six month's notice is given by either party and may also be canceled by either party with six month's notice. The Corporation is currently engaged in negotiations with the City of Windsor to extend the Joint Operating Agreement.

The Corporation leases a portion of its office facility to the United States General Services Administration (GSA). In addition to making lease payments, the GSA reimburses the Corporation for maintenance and operating services provided. Revenues from the GSA for 1995 and 1994 were $872,000 each year and are included in Rental and Lease Income. The lease agreement expires in 2000 and allows one five year renewal. The GSA is reviewing expense reimbursements to the Corporation for maintenance and operating services provided since 1980. Any adjustments to previously paid amounts are not expected to be material to the financial condition of the Corporation.

(2) SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: Significant intercompany balances and transactions of the Corporation have been eliminated.

Cash: Cash includes interest bearing demand deposits.

Foreign Currency Transactions: The functional currency of the Corporation and its subsidiary is the U.S. dollar. Certain transactions of the Corporation and its subsidiary are denominated in Canadian dollars. Foreign currency transaction gains or losses result from exchange rate fluctuations between the U.S. and Canadian dollars and are recognized in the period in which the exchange rate changes.

Depreciation and Amortization: Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. The amortization period for the Corporation's leasehold interest in the US tunnel properties reflects the Corporation's exercise of its lease option through 2020.

Investment Securities: Effective November 1, 1994, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) which requires that investments in certain equity and debt securities be classified as either held-to-maturity, available-for-sale or trading. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(3) INVESTMENTS

Short term investments are recorded at cost, which approximates fair value. Equity investments are classified as available-for-sale securities and accordingly, are recorded at fair value. Other Investments which includes partnership interests are carried at cost adjusted for partnership profits and losses. Realized gains and losses on the disposition of equity investments are based on average cost. Proceeds and gross realized gains from sales of available-for-sale securities were $31,786 and $8,816 in 1995 and $1,159,045 and $782,309 in 1994. There were no gross unrealized losses in these years.

In accordance with Statement of Financial Accounting Standard No. 115, prior period financial statements have not been restated to reflect this change in accounting principle. The opening balance of stockholders' equity was increased by $571,203 (net of $294,254 of deferred income tax) to reflect the net unrealized gains on securities classified as available-for-sale which were previously carried at the lower of cost or market. During its fiscal year ending October 31, 1995, the Corporation recorded additional unrealized gains of $232,620 (net of $119,835 of deferred income tax).

(4) INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax liabilities and assets are as follows:

                                                1995            1994
                                                ----            ----
Domestic:
    Deferred tax liabilities:
        Depreciation                         $  255,000      $  138,000
        FAS 115                                 414,000             -0-
        Pension                                  71,000          57,000
        Other                                    24,000           5,000
                                             ----------      ----------
                                                764,000         200,000
                                             ----------      ----------
    Deferred tax asset:
        Postretirement benefits               1,150,000       1,071,000
        Other                                    29,000         141,000
                                             ----------      ----------
                                              1,179,000       1,212,000
                                             ----------      ----------
                 Net Deferred tax asset      $  415,000      $1,012,000
                                             ==========      ==========
Foreign:
    Deferred tax asset:
        Foreign tax credit carry over        $  486,000      $  486,000
        Valuation Allowance                     486,000         486,000
                                             ----------      ----------
                 Net Deferred tax asset      $    -0-        $    -0-
                                             ===========     ==========

Significant components of the provision for income taxes are as follows:

                                                Liability        Liability
                                                  Method           Method
                                                   1995             1994
                                                ---------        ---------
Current:
   United States                                  812,500        1,031,000
   Canada                                         375,000          490,000
                                                ---------        ---------
                                                1,187,500        1,521,000
Deferred:
   United States                                   65,000         (122,000)
   Canada                                           -0-              -0-
                                                   65,000         (122,000)
                                                ---------        ---------
                                                1,252,500        1,399,000
                                                =========        =========

Deferred unrealized gain on investment            414,089            -0-
                                                =========        =========

Income taxes paid were $1,746,176 and $859,946 in 1995 and 1994 respectively. A reconciliation of the Corporation's effective tax rate to the federal statutory tax rate follows:

                                              1995             1994
                                              ----             ----
Tax at federal statutory rate of 34%      $ 1,111,073       $1,054,000
Effect of state and local taxes                65,528            5,000
Effect of foreign taxes                       110,000          324,000
Permanent differences                         (34,101)          16,000
                                          -----------       ----------
                                          $ 1,252,500       $1,399,000
                                          ===========       ==========

The Corporation has provided for income taxes on the unremitted earnings of its Canadian subsidiary which it intends to repatriate during fiscal 1996.

(5) PENSION PLANS

The Corporation has pension plans covering substantially all of its employees. The Corporation's funding policy for these plans is to make the minimum annual contribution required by the applicable government regulations. Plan assets are invested in various money market, stock and bond funds. Benefits under the plans are based on years of service and the employee's average compensation during the last ten years of employment for salaried employees and on years of service and a contractually established rate for union employees.

Components of pension expense are as follows:

                                                      1995             1994
                                                      ----             ----
Service cost                                        $ 148,452        $ 135,054
Interest cost                                         277,176          267,174
Actual return on assets                              (527,218)        (113,218)
Net amortization and deferral                         195,410         (243,392)
                                                    ---------        ---------
            Net pension expense                     $  93,820        $  45,618
                                                    =========        =========

Assumptions used:
   Discount rate                                         7.50%            7.50%
   Rate of compensation increase                         5.00%            5.00%
   Expected long term rate of return on assets           8.00%            8.00%

Plan funded status and amounts recognized in consolidated balance sheets as of October 31:

                                         1995              1994
                                         ----              ----
Actuarial present value of:
Vested benefit obligation            $ 3,295,090       $ 3,209,647
                                     ===========       ===========

Accumulated  benefit obligation      $ 3,434,380       $ 3,349,851
                                     ===========       ===========

Projected benefit obligation         $ 3,828,287       $ 3,754,697

Fair value of plan assets              4,472,004         3,882,037
                                     -----------       -----------
Funded status                            643,717           127,340

Unrecognized net asset at 10/31         (267,638)         (324,821)
Unrecognized prior service cost          310,911           344,573
Unrecognized net (gain) loss            (412,807)           41,375
Minimum liability                         -0-               -0-
                                     -----------       -----------
Prepaid pension                      $   274,184       $   188,467
                                     ===========       ===========

(6) OTHER POSTRETIREMENT BENEFITS

In addition to the Corporation's pension plans, the Corporation sponsors defined benefit health care plans covering substantially all of its employees who have 10 years of service and have attained age 60 while in service with the Corporation. The plans have various cost sharing features such as deductibles and co-pays. The Corporation's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The following table presents the funded status of the plans reconciled with amounts recognized in the Corporation's balance sheet ( in thousands):

                                                       October 31, 1995          October 31, 1994
                                                   ---------------------       ---------------------
                                                      US        Canadian          US        Canadian
                                                      --        --------          --        --------
Accumulated postretirement benefit obligation:
    Retirees                                       $   730       $   573       $   737       $   562
    Fully eligible active participants                 455           288           398           253
    Other active participants                          780           196           662           172
                                                   -------       -------       -------       -------
                                                     1,965         1,057         1,797           987

Plan assets at fair value                            -0-           -0-           -0-           -0-
Funded status                                       (1,965)       (1,057)       (1,797)         (987)

Unrecognized net gain (loss)                          (331)          (88)         (342)          (88)
Unrecognized prior service cost                      -0-              57         -0-              62
Unrecognized transition asset (obligation)           -0-           -0-           -0-           -0-
                                                   -------       -------       -------       -------
Prepaid (accrued) postretirement benefit cost      ($2,296)      ($1,088)      ($2,139)      ($1,013)
                                                   =======       =======       =======       =======

Net periodic postretirement benefit cost includes the following components:

                                                    October 31, 1995     October 31, 1994
                                                  -------------------   -----------------
                                                    US       Canadian     US     Canadian
                                                    --       --------     --     --------
Service cost                                      $  65       $ 25      $  67      $ 21
Interest cost                                       141         77        156        77
Return on plan assets                               -0-        -0-       -0-        -0-
Amortization of:
  Unrecognized net gain (loss)                      (11)       -0-       -0-        -0-
  Unrecognized prior service cost                   -0-          5       -0-          2
  Unrecognized transition asset (obligation)        -0-        -0-       -0-        -0-
                                                  -----       ----      -----      ----
Net periodic postretirement benefit expense       $ 195       $107      $ 223      $100
                                                  =====       ====      =====      ====

The weighted average annual assumed rate of increase in the per capita cost of covered benefits was 11% and 12% for medical and 9.2% and 9.5% for dental, in 1995 and 1994 respectively. Both rates are assumed to decrease gradually to 6% by 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1995 by $3,473,300 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 to $375,300. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at October 31, 1995.

(7) LINE OF CREDIT

The Corporation has a $4,000,000 line of credit with a bank. Interest is at the bank's prime rate at the date of issuance and there is no compensating balance requirement.


(8) COMMITMENTS

The Corporation has outstanding commitments at October 31, 1995 of $1,518,700 for the continued renovation of the tunnel facility.

                       REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Detroit & Canada Tunnel Corporation

      We have audited the accompanying consolidated balance sheets of Detroit & Canada Tunnel Corporation and subsidiaries (the "Corporation") as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' investment, and cash flows for the years then ended. Our audits also included the 1995 and 1994 financial statement schedules listed at Section 7 of the 10-KSB. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Detroit & Canada Tunnel Corporation and subsidiaries at October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended inconformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                         /s/ Ernst & Young LLP

December 15, 1995

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not Applicable


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information with respect to the executive officers of the Corporation:

Executive Officers        Age    Positions and Offices Held
------------------        ---    --------------------------
Donald M. Vuchetich       49     President, Chief Executive Officer,
                                   and Director

Charles J. O'Brien        60     Secretary and Vice President -
                                   Administration

David C. Canavesio        45     Treasurer and Vice President - Finance

Donald M. Vuchetich has been Chief Executive Officer of the Corporation since September 1990, President of the Corporation since November 1990 and a Director of the Corporation since December 1990. Mr. Vuchetich was a marketing consultant with CIM/Data from 1985 through 1990, and now maintains a private marketing consultant practice.

Charles J. O'Brien has been Secretary of the Corporation since 1987 and Vice President - Administration of the Corporation since December 1990. Mr. O'Brien was Treasurer of the Corporation from 1976 to 1991, Assistant Secretary of the Corporation from 1976 to February 1987 and Assistant Treasurer from 1973 to 1976 and held various positions with the Corporation before 1973.

David C. Canavesio has been Treasurer and Vice President - Finance of the Corporation since March 1991. Prior to 1991, Mr. Canavesio served as Vice President - Finance and Administration and Secretary of Trans Continental Airlines, Inc. from October 1985. Trans Continental Airlines, Inc. filed for protection under the federal bankruptcy laws in October 1990, and operated under the protection of such laws during the remainder of Mr. Canavesio's tenure with such Corporation.

Information required by this Item with respect to members of the Board of Directors of the Corporation will be contained in the Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 1995(the "1995 Proxy Statement"), under the caption "Election of Directors" and is incorporated herein by this reference.


ITEM 10. EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 1995 Proxy Statement under the captions "Compensation of Executive Officers" and "Election of Directors" and is incorporated herein by this reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

Information required by this Item will be contained in the 1995 Proxy Statement under the captions "Voting Rights and Principal Holders of Securities" and "Election of Directors" and is incorporated herein by this reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be contained in the 1995 Proxy Statement under the caption "Election of Directors" and "Compensation of Executive Officers" and is incorporated herein by this reference.

                                    PART IV




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed as part of this report:

        Exhibit 3.1  Restated Articles of Incorporation, filed as Exhibit
                     3.1 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.

        Exhibit 3.2  Bylaws, filed as Exhibit 3.2 to the Registrant's
                     Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.

        Exhibit 10 Joint Operating Agreement, filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991, is incorporated herein by this reference.

        Exhibit 21 Subsidiaries of the Registrant, filed as Exhibit 22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.



(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Corporation during the last quarter of the fiscal year ended October 31, 1995.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        DETROIT & CANADA TUNNEL CORPORATION




                        BY: /s/ Donald M. Vuchetich
                           ------------------------
                        Donald M. Vuchetich
                        Chief Executive Officer and President
                        (Principal Executive Officer)


                        Date   January 29, 1996
                             ----------------------




                        BY: /s/ David C. Canavesio
                           ------------------------
                        David C. Canavesio
                        Treasurer and Vice President - Finance
                        (Principal Financial Officer and Principal
                        Accounting Officer)


                        Date   January 29, 1996
                             ----------------------

                                  SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                                            Date
             ---------                                            ----


/s/ Douglas L. Bridges                                      January 29, 1996
------------------------------------                      --------------------
        Douglas L. Bridges
        Director


/s/ Miles Jaffe                                             January 29, 1996
------------------------------------                      --------------------
        Miles Jaffe
        Director


/s/ Charles C. Stewart                                      January 29, 1996
------------------------------------                      --------------------
        Charles C. Stewart
        Director


/s/ Robert M. Teeter                                        January 29, 1996
------------------------------------                      --------------------
        Robert M. Teeter
        Director


/s/ Donald M. Vuchetich                                     January 29, 1996
------------------------------------                      --------------------
        Donald M. Vuchetich
        Director


/s/ Henry Penn Wenger                                       January 29, 1996
------------------------------------                      --------------------
        Henry Penn Wenger
        Director

                             INDEX TO EXHIBITS


Exhibit No.                                                          Page No.


Exhibit 3.1  Restated Articles of Incorporation, filed as
             Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.


Exhibit 3.2  Bylaws, filed as Exhibit 3.2 to the Registrant's
             Annual Report on Form 10-K for the year ended
             October 31, 1990, are incorporated herein by this reference.


Exhibit 10 Joint Operating Agreement, filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991, is incorporated herein by this reference.


Exhibit 21 Subsidiaries of the Registrant, filed as Exhibit 22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.