Form 10KSB/A
period 1995-10-31
DETROIT & CANADA TUNNEL CORP
filed 1996-02-13
CIK 28374

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                 FORM 10-KSB/A


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


Operating Agreements

The Corporation operates the Canadian portion of the tunnel pursuant to a Joint Operating Agreement with the City of Windsor which was effective November 1, 1991 for an initial five year term. The agreement provides for expense sharing, reimbursement of operating expenses paid by the Corporation on behalf of the City of Windsor, cost sharing for capital improvements and a management fee. The agreement is automatically extended from year to year unless six month's notice is given by either party. The Corporation is currently engaged in negotiations with the City of Windsor to extend the Joint Operating Agreement.


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


The Corporation operates the Canadian portion of the tunnel pursuant to a Joint Operating Agreement with the City of Windsor which was effective November 1, 1991 for an initial five year term. The agreement provides for expense sharing, reimbursement of operating expenses paid by the Corporation on behalf of the City of Windsor, cost sharing for capital improvements and a management fee. The agreement is automatically extended from year to year unless six month's notice is given by either party. The Corporation is currently engaged in negotiations with the City of Windsor to extend the Joint Operating Agreement.

The Corporation leases a portion of its office facility to the United States General Services Administration (GSA). In addition to making lease payments, the GSA reimburses the Corporation for maintenance and operating services provided. Revenues from the GSA for 1995 and 1994 were $872,000 each year and are included in Rental and Lease Income. The lease agreement expires in 2000 and allows one five year renewal. The GSA is reviewing expense reimbursements to the Corporation for maintenance and operating services provided since 1989. Any adjustments to previously paid amounts are not expected to be material to the financial condition of the Corporation.

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