Form 10QSB
period 1996-01-31
DETROIT & CANADA TUNNEL CORP
filed 1996-03-18
CIK 28374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                  FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended January 31, 1996


      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-620
                      -------

                      DETROIT & CANADA TUNNEL CORPORATION
                      -----------------------------------
                (Name of small business issuer in its charter)

            Michigan                                          38 - 0477830
----------------------------------                       ---------------------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

100 East Jefferson Avenue, Detroit, Michigan                         48226
--------------------------------------------                       ----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code  (313) 567-4422
                                               ----------------

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( X ) Yes   (   ) No


The number of outstanding shares of the issuer's common stock as of January 12, 1996 was 676,027.


Transitional Small Business Disclosure (check one) Yes (  )  No ( x )

PART I.
ITEM 1. FINANCIAL STATEMENTS


                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                         Consolidated Balance Sheets

                                                       Unaudited
                                                       ---------
                                                       January 31          October 31
                                                          1996                1995
                                                       ----------          ----------
CURRENT ASSETS
CASH                                                 $  2,285,834         $  2,129,988
SHORT TERM INVESTMENTS                                  4,657,316            4,840,847
ACCOUNTS RECEIVABLE, Net of allowance
   for doubtful accounts of $7,900 and $5,000           1,033,176            1,057,094
PREPAID EXPENSES                                          538,979              446,199
                                                     ------------         ------------
          TOTAL CURRENT ASSETS                          8,515,305            8,474,127
                                                     ------------         ------------

LONG TERM INVESTMENTS
EQUITY INVESTMENTS - Available for Sale                 1,712,516            1,573,768
OTHER INVESTMENTS                                         673,800              673,800
                                                     ------------         ------------
                                                        2,386,316            2,247,568
                                                     ------------         ------------

PROPERTY, PLANT & EQUIPMENT
  Leasehold Improvements                               11,664,202           11,694,880
  Equipment                                             1,206,716            1,157,898
                                                     ------------         ------------
                                                       12,870,918           12,852,778
  Accumulated Depreciation and Amortization            (2,126,542)          (2,025,624)
                                                     ------------         ------------
                                                       10,744,376           10,827,154
                                                     ------------         ------------


DEFERRED INCOME TAX BENEFIT                               367,736              415,000
                                                     ------------         ------------

                                                     $ 22,013,733         $ 21,963,850
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                   Consolidated Balance Sheets (continued)


                                                   Unaudited
                                                   ---------
                                                   January 31         October 31
                                                      1996               1995
                                                   ----------         ----------
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                  $   349,670        $   960,616
ACCRUED PAYROLL & VACATION                             94,015            135,556
ACCRUED TAXES                                         460,657            301,965
OTHER ACCRUED LIABILITIES                               6,441            115,507
                                                  -----------        -----------
          TOTAL CURRENT LIABILITIES                   910,783          1,513,644
                                                  -----------        -----------

POSTRETIREMENT BENEFITS                             3,445,072          3,383,744
                                                  -----------        -----------

STOCKHOLDERS' INVESTMENT
COMMON STOCK, 1,000,000 shares authorized,          3,382,965          3,382,965
    676,027 issued and outstanding
CAPITAL SURPLUS                                        28,124             28,124
RETAINED EARNINGS                                  13,351,392         12,851,549
UNREALIZED NET GAIN ON INVESTMENT
     SECURITIES AVAILABLE FOR SALE                    895,396            803,823
                                                  -----------        -----------
                                                   17,657,877         17,066,461
                                                  -----------        -----------

                                                  $22,013,733        $21,963,850
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

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Statements of Operations
                          For the three months ended

                                                          Unaudited
                                                -----------------------------
                                                January 31         January 31
                                                   1996               1995
                                                ----------         ----------
OPERATING REVENUE
Tolls                                          $ 1,908,750         $ 1,751,266
Management Fee                                     160,119             148,937
Rental and Lease Income                            253,922             265,654
                                               -----------         -----------
                                                 2,322,791           2,165,857
                                               -----------         -----------
OPERATING EXPENSES
Tunnel Operations                                1,406,858           1,516,127
Taxes Other than Income                            161,422             107,915
Foreign Currency Transaction (Gain)Loss            (27,108)             58,115
                                               -----------         -----------
                                                 1,541,171           1,682,157
                                               -----------         -----------
                                                   781,621             483,700
                                               -----------         -----------
OTHER INCOME
Interest and Dividends                             117,954             124,082
Other Income  - net                                  4,249               7,864
                                               -----------         -----------
                                                   122,202             131,946
                                               -----------         -----------

Income before taxes                                903,823             615,646

Provision for income taxes                         319,476             230,018
                                               -----------         -----------

Net Income                                     $   584,347         $   385,627
                                               ===========         ===========


Net Income per Average Share                   $      0.86         $      0.57
                                               ===========         ===========

Dividends declared per share                   $     0.125         $     0.125
                                               ===========         ===========

Average Shares Outstanding                         676,027             682,027
                                               ===========         ===========

The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            For three months ended

                                                                   Unaudited
                                                          -----------------------------
                                                          January 31         January 31
                                                             1996                1995
                                                          ----------         ----------
Cash flows from operating activities:
  Net income                                             $   584,347         $   385,627
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Postretirement Benefits                                61,328              62,118
       Depreciation and amortization                         100,918              93,033
       Loss (Gain) on sale of investments, net                     0                   0
       Loss (Gain) on sale of property                             0                   0
       Cash provided (used ) by changes in
          Operating assets and liabilities:
             Accounts receivable                              23,918             280,637
             Prepaid expenses                                (92,780)            (82,498)
             Accounts payable                               (610,946)           (970,530)
             Accrued liabilities                            (150,607)            (20,308)
             Accrued taxes                                   158,692            (566,263)
             Deferred tax liabilities                             89                   0
                                                         -----------         -----------

         Net cash provided by (used in)
               operating activities                           74,959            (818,184)

Cash flows from investing activities:
  Purchase of  investment securities                               0                   0
  Proceeds from sale of investment securities                      0              (3,792)
  Net change in short term investments                       183,531           7,040,596
  Purchase of property, plant & equipment                    (18,140)           (486,359)
  Proceeds from sale of property                                   0                   0
                                                         -----------         -----------

     Net cash provided by (used in)
          investing activities                               165,391           6,550,445

Cash flows from financing activities:
  Dividends paid                                             (84,504)            (85,254)
  Purchase of common stock                                         0                   0
                                                         -----------         -----------

     Net cash used by financing activities                   (84,504)            (85,254)
                                                         -----------         -----------

     Net increase (decrease) in cash                         155,846           5,647,007
     Cash at beginning of period                           2,129,988           1,632,395
                                                         -----------         -----------

     Cash at end of period                               $ 2,285,834         $ 7,279,402
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

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                   Unaudited


1 - GENERAL

There has been no change in the Corporation's principal accounting policies which were set forth in the 1995 Annual Report to the Stockholders.


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

                                    PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I.  Results of Operations
For the three months ended January 31, 1996

Toll revenue increased 9.0% overall during the first three months corresponding to a 9.02% increase in traffic volume due to casino related traffic. A second gaming facility in Windsor opened in December, 1995. Management expects current high traffic volumes to continue.

Foreign currency transaction gain was $27,108 in 1996 compared to a loss of $58,115 in 1995 as the value of the Canadian dollar rose against the United States dollar.


II. Liquidity

During the first three months, the Corporation met its dividend, operating and construction capital needs using cash provided from operating activities, utilization of cash reserves and short and long term investments. A $4 million line of credit is available from a bank to meet short term cash needs.


III. Changes in Financial Condition

The Corporation and the City of Windsor are engaged in a major renovation of the tunnel property. During the first three months of fiscal 1996, expenditures for capital projects by the Corporation were $.2 million. Projected expenditures for fiscal 1996 are expected to be $3.9 million. Additional major capital expenditures are expected in subsequent years. Construction projects will be funded through current earnings, utilization of short term investments and if necessary, short term draws against the line of credit.

Deferred tax benefits relate principally to postretirement benefits which will be paid in future periods and net unrealized gains on securities classified as available-for-sale which will be received in future periods.

                                    PART II

ITEM 6. EXHIBITS and REPORTS ON Form 8-K

(a)   The following exhibits are filed as part of this report :

      Exhibit 10 - Severance agreements with the Chief Executive Officer and the Principal Financial and Accounting Officer, both dated December 14, 1995



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Corporation during the quarter ended January 31, 1996.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DETROIT & CANADA TUNNEL CORPORATION
                                         (Registrant)









                            BY: /s/ David C. Canavesio
                                 ------------------------------------
                            David C. Canavesio
                            Treasurer and Vice President - Finance
                            (Principal Financial Officer and Principal
                               Accounting Officer)


                            Date   3/15/96
                                  ---------