Form 10QSB
period 1996-04-30
DETROIT & CANADA TUNNEL CORP
filed 1996-06-17
CIK 28374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal quarter ended April 30, 1996


_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-620

                      DETROIT & CANADA TUNNEL CORPORATION
                (Name of small business issuer in its charter)


                   Michigan                                   38 - 0477830
- ---------------------------------------------              ------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

100 East Jefferson Avenue, Detroit, Michigan                      48226
- --------------------------------------------                      -----
(Address of principal executive offices)                          (Zip Code)


Issuer's telephone number, including area code  (313) 567-4422
                                               ----------------

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( X ) Yes ( ) No



The number of outstanding shares of the issuer's common stock as of April 12, 1996 was 676,027.


Transitional Small Business Disclosure (check one) Yes (  )  No ( x )

PART I.
ITEM 1.   FINANCIAL STATEMENTS


                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                         Consolidated Balance Sheets

                                                  Unaudited
                                                  ---------
                                                   April 30       October 31
                                                     1996            1995
                                                   --------       ----------
CURRENT ASSETS
CASH                                             $  2,701,609    $  2,129,988
SHORT TERM INVESTMENTS                              4,157,772       4,840,847
ACCOUNTS RECEIVABLE, Net of allowance
   for doubtful accounts of $10,500 and $5,000      1,714,494       1,057,094
PREPAID EXPENSES                                      467,561         446,199
                                                 ------------    ------------
                    TOTAL CURRENT ASSETS            9,041,436       8,474,127
                                                 ------------    ------------

LONG TERM INVESTMENTS
EQUITY INVESTMENTS - Available for Sale             1,721,453       1,573,768
OTHER INVESTMENTS                                     673,800         673,800
                                                 ------------    ------------
                                                    2,395,253       2,247,568
                                                 ------------    ------------

PROPERTY, PLANT & EQUIPMENT
  Leasehold Improvements                           12,020,989      11,694,880
  Equipment                                         1,206,716       1,157,898
                                                 ------------    ------------
                                                   13,227,705      12,852,778
  Accumulated Depreciation and Amortization        (2,228,062)     (2,025,624)
                                                 ------------    ------------
                                                   10,999,643      10,827,154
                                                 ------------    ------------


DEFERRED INCOME TAX BENEFIT                           364,697         415,000
                                                 ------------    ------------

                                                 $ 22,801,029    $ 21,963,850
                                                 ============    ============

  The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Balance Sheets (continued)

                                            Unaudited
                                            ---------
                                             April 30       October 31
                                               1996            1995
                                             --------       ----------
CURRENT LIABILITIES
ACCOUNTS PAYABLE                             $   621,775   $   960,616
ACCRUED PAYROLL & VACATION                       129,075       135,556
ACCRUED TAXES                                    129,694       301,965
OTHER ACCRUED LIABILITIES                         39,517       115,507
                                             -----------   -----------
                 TOTAL CURRENT LIABILITIES       920,061     1,513,644
                                             -----------   -----------

POSTRETIREMENT BENEFITS                        3,501,558     3,383,744
                                             -----------   -----------

STOCKHOLDERS' INVESTMENT
COMMON STOCK, 1,000,000 shares authorized,     3,382,965     3,382,965
    676,027 issued and outstanding
CAPITAL SURPLUS                                   28,124        28,124
RETAINED EARNINGS                             14,067,027    12,851,549
UNREALIZED NET GAIN ON INVESTMENT
     SECURITIES AVAILABLE FOR SALE               901,294       803,823
                                             -----------   -----------
                                              18,379,410    17,066,461
                                             -----------   -----------

                                             $22,801,029   $21,963,850
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

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Operations
                           For the six months ended

                                                    Unaudited
                                                    ---------
                                             April 30      April 30
                                               1996          1995
                                             --------      --------
OPERATING REVENUE
Tolls                                     $ 4,099,431   $ 3,483,739
Management Fee                                269,500       295,569
Rental and Lease Income                       769,166       500,350
                                          -----------   -----------
                                            5,138,097     4,279,658
                                          -----------   -----------
OPERATING EXPENSES
Tunnel Operations                           2,912,775     2,937,789
Taxes Other than Income                       301,512       253,897
Foreign Currency Transaction (Gain)Loss        32,514        (1,041)
                                          -----------   -----------
                                            3,246,800     3,190,646
                                          -----------   -----------
                                            1,891,297     1,089,012
                                          -----------   -----------
OTHER INCOME
Interest and Dividends                        194,118       248,622
Other Income  - net                            24,093         9,681
                                          -----------   -----------
                                              218,210       258,303
                                          -----------   -----------

Income before taxes                         2,109,507     1,347,315

Provision for income taxes                    725,021       484,945
                                          -----------   -----------

Net Income                                $ 1,384,486   $   862,370
                                          ===========   ===========


Net Income per Average Share              $      2.05   $      1.27
                                          ===========   ===========

Dividends declared per share              $     0.250   $     0.250
                                          ===========   ===========

Average Shares Outstanding                    676,027       679,127
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

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Operations
                          For the three months ended

                                                    Unaudited
                                                    ---------
                                             April 30      April 30
                                               1996          1995
                                             --------      --------
OPERATING REVENUE
Tolls                                      $ 2,190,680   $ 1,732,473
Management Fee                                 109,381       146,632
Rental & Lease Income                          515,245       234,696
                                           -----------   -----------
                                             2,815,306     2,113,801
                                           -----------   -----------
OPERATING EXPENSES
Tunnel Operations                            1,505,918     1,421,662
Taxes Other than Income                        140,090       145,982
Foreign Currency Transaction  Loss              59,622       (59,156)
                                           -----------   -----------
                                             1,705,630     1,508,489
                                           -----------   -----------
                                             1,109,676       605,312
                                           -----------   -----------
OTHER INCOME
Interest & Dividends                            76,164       124,540
Other Income  - net                             19,844         1,818
                                           -----------   -----------
                                                96,008       126,357
                                           -----------   -----------

Income before taxes                          1,205,684       731,669

Provision for Income Taxes                     405,545       254,926
                                           -----------   -----------

Net Income                                 $   800,139   $   476,743
                                           ===========   ===========


Earnings per Average Share                 $      1.18   $      0.70
                                           ===========   ===========

Dividends declared per share               $     0.125   $     0.125
                                           ===========   ===========

Average Shares Outstanding                     676,027       679,127
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

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            For the six months ended

                                                                       Unaudited
                                                                       ---------
                                                                 April 30      April 30
                                                                   1996          1995
                                                                 --------      --------
Cash flows from operating activities:
     Net income                                                $ 1,384,486    $   862,370
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
              Postretirement Benefits                              117,815        118,563
              Depreciation and amortization                        202,438        197,692
              Loss (Gain) on sale of investments, net                    0              0
              Loss (Gain) on sale of property                            0              0
              Cash provided (used ) by changes in
                   Operating assets and liabilities:
                      Accounts receivable                         (657,400)       317,859
                      Prepaid expenses                             (21,363)       (24,934)
                      Accounts payable                            (338,842)      (984,857)
                      Accrued liabilities                          (82,471)       (21,338)
                      Accrued taxes                               (172,271)    (1,118,314)
                      Deferred tax liabilities                          87              0
                                                               -----------    -----------

                  Net cash provided by (used in)
                        operating activities                       432,480       (652,959)

Cash flows from investing activities:
                 Purchase of investment securities                       0              0
                 Proceeds from sale of investment securities             0         (7,585)
                 Net change in short term investments              683,076      2,113,307
                 Purchase of property, plant & equipment          (374,927)    (1,176,551)
                 Proceeds from sale of property                          0              0
                                                               -----------    -----------

                    Net cash provided by (used in)
                         investing activities                      308,149        929,171

Cash flows from financing activities:
                 Dividends paid                                   (169,008)      (169,758)
                 Purchase of common stock                                0       (159,003)
                                                               -----------    -----------

                    Net cash used by financing activities         (169,008)      (328,761)
                                                               -----------    -----------

                    Net increase (decrease) in cash                571,621        (52,549)
                    Cash at beginning of period                  2,129,988      1,632,395
                                                               -----------    -----------

                    Cash at end of period                      $ 2,701,609    $ 1,579,846
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

                                    PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I.  Results of Operations
For the six months ended April 30, 1996

Toll revenue increased 17.6% overall during the first six months corresponding to a 13.1% increase in traffic volume due to casino related traffic and a toll increase of $0.25 per car effective March 1, 1996. A second gaming facility in Windsor opened in December, 1995. Management expects current high traffic volumes to continue.

Foreign currency transaction gain was $32,514 in 1996 compared to a loss of $1,041 in 1995 as the value of the Canadian dollar rose against the United States dollar.

The Corporation leases a portion of its office facility to the United States General Services Administration (GSA). In addition to making lease payments, GSA reimburses the Corporation for maintenance and operating services provided. GSA has concluded its outstanding review of expense reimbursements for the fiscal years 1989 through 1995. Adjustments to previously paid amounts resulted in additional income to the Corporation of approximately $280,000 pre-tax ($0.41 per share) and is included in Rental and Lease Income.


II. Liquidity

During the first six months of fiscal 1996, the Corporation met its dividend, operating and construction capital needs using cash provided from operating activities, utilization of cash reserves and short and long term investments. A $4 million line of credit is available from a bank to meet short term cash needs.


III. Changes in Financial Condition

The Corporation and the City of Windsor are engaged in a major renovation of the tunnel property. During the first six months of fiscal 1996, expenditures for capital projects by the Corporation were $.4 million. Projected expenditures for fiscal 1996 are expected to be $3.9 million. Additional major capital expenditures are expected in subsequent years. Construction projects will be funded through current earnings, utilization of short term investments and if necessary, short term draws against the line of credit.

Deferred tax benefits relate principally to postretirement benefits which will be paid in future periods.

The Postretirement Benefits Liability reflects the Corporation's adoption of The Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

                                    PART II

ITEM 5. OTHER INFORMATION. On March 13, 1996, the Corporation's Board of Directors amended the Corporation's bylaws to exempt the Corporation from Chapter 7B of the Michigan Business Corporation Act (the "MBCA") and adopted a resolution exempting the Corporation from Chapter 7A of the MBCA. Exhibit 3.3 is the bylaw amendment.

     In April, 1996, the Corporation agreed with the City of Windsor for the extension of the Joint Operating Agreement between the Corporation and Windsor until October 31, 1997. A formal amendment is in preparation.

     On May 17, 1996, Robert M. Teeter resigned as a director of the
Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    The following exhibits are filed as part of this report:

            3.1 Restated Articles of Incorporation, filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.

            3.2 Bylaws, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10- K for the year ended October 31, 1990, are incorporated herein by this reference.

            3.3    Amendment to Bylaws

            10 Joint Operating Agreement, filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991, is incorporated herein by this reference.

            21 Subsidiaries of the Registrant, filed as Exhibit 22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.

            27     Financial Data Schedule

     (b)    Reports on Form 8-K

                   No reports on Form 8-K were filed by the Corporation
            during the fiscal quarter ended April 30, 1996.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      DETROIT & CANADA TUNNEL CORPORATION
                                 (Registrant)









           BY :____________________________________

           David C. Canavesio
           Treasurer and Vice President - Finance
           (Principal Financial Officer and Principal Accounting Officer)


           Date ______________________