Form 10QSB
period 1996-07-31
DETROIT & CANADA TUNNEL CORP
filed 1996-09-13
CIK 28374

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


_ X _ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal quarter ended July 31, 1996


_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-620
                       -----

                      DETROIT & CANADA TUNNEL CORPORATION
                ----------------------------------------------
                (Name of small business issuer in its charter)


                 Michigan                                     38 - 0477830
- ---------------------------------------------             -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
  or organization)                                        Identification No.)

100 East Jefferson Avenue, Detroit, Michigan                       48226
- --------------------------------------------                       -----
(Address of principal executive offices)                           (Zip Code)


Issuer's telephone number, including area code  (313) 567-4422
                                               -----------------

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( X ) Yes    (   ) No



The number of outstanding shares of the issuer's common stock as of July 22, 1996 was 676,027.


Transitional Small Business Disclosure (check one) Yes (  )  No ( x )

PART I.
ITEM 1.   FINANCIAL STATEMENTS


                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                         Consolidated Balance Sheets

                                                   Unaudited
                                                    July 31          October 31
                                                      1996              1995
                                                   ---------         ----------
CURRENT ASSETS
CASH                                               $  3,178,944      $  2,129,988
SHORT TERM INVESTMENTS                                5,137,829         4,840,847
ACCOUNTS RECEIVABLE, Net of allowance
   for doubtful accounts of $12,500 and $5,000          680,554         1,057,094
PREPAID EXPENSES                                        592,930           446,199
                                                   ------------      ------------
         TOTAL CURRENT ASSETS                         9,590,258         8,474,127
                                                   ------------      ------------

LONG TERM INVESTMENTS
EQUITY INVESTMENTS - Available for Sale               1,788,000         1,573,768
OTHER INVESTMENTS                                       673,800           673,800
                                                   ------------      ------------
                                                      2,461,800         2,247,568
                                                   ------------      ------------

PROPERTY, PLANT & EQUIPMENT
  Leasehold Improvements                             12,374,123        11,694,880
  Equipment                                           1,206,716         1,157,898
                                                   ------------      ------------
                                                     13,580,839        12,852,778
  Accumulated Depreciation and Amortization          (2,331,810)       (2,025,624)
                                                   ------------      ------------
                                                     11,249,029        10,827,154
                                                   ------------      ------------


DEFERRED INCOME TAX BENEFIT                             342,071           415,000
                                                   ------------      ------------

                                                   $ 23,643,158      $ 21,963,850
                                                   ============      ============

  The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                           SUBSIDIARIES (continued)

                         Consolidated Balance Sheets

                                               Unaudited
                                                July 31        October 31
                                                  1996            1995
                                               ---------       ----------
CURRENT LIABILITIES
ACCOUNTS PAYABLE                               $   597,236     $   960,616
ACCRUED PAYROLL & VACATION                         104,982         135,556
ACCRUED TAXES                                      198,723         301,965
OTHER ACCRUED LIABILITIES                          125,312         115,507
                                               -----------     -----------
         TOTAL CURRENT LIABILITIES               1,026,253       1,513,644
                                               -----------     -----------

POSTRETIREMENT BENEFITS                          3,560,309       3,383,744
                                               -----------     -----------

STOCKHOLDERS' INVESTMENT
COMMON STOCK, 1,000,000 shares authorized,
    676,027 issued and outstanding               3,382,965       3,382,965
CAPITAL SURPLUS                                     28,124          28,124
RETAINED EARNINGS                               14,700,292      12,851,549
UNREALIZED NET GAIN ON INVESTMENT
     SECURITIES AVAILABLE FOR SALE                 945,215         803,823
                                               -----------     -----------
                                                19,056,596      17,066,461
                                               -----------     -----------

                                               $23,643,158     $21,963,850
                                               ===========     ===========

  The accompanying notes are an integral part of these financial statements.


                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Operations
                           For the nine months ended

                                                    Unaudited
                                             July 31        July 31
                                               1996           1995
                                             --------       --------

OPERATING REVENUE
Tolls                                       $6,453,682     $5,457,549
Management Fee                                 404,250        456,775
Rental and Lease Income                      1,048,789        726,785
                                            ----------     ----------
                                             7,906,721      6,641,110
                                            ----------     ----------
OPERATING EXPENSES
Tunnel Operations                            4,515,911      4,372,578
Taxes Other than Income                        441,858        408,894
Foreign Currency Transaction (Gain)Loss         62,852          7,594
                                            ----------     ----------
                                             5,020,619      4,789,067
                                            ----------     ----------
                                             2,886,102      1,852,043
                                            ----------     ----------
OTHER INCOME
Interest and Dividends                         292,266        359,571
Other Income  - net                             32,462         14,882
                                            ----------     ----------
                                               324,727        374,454
                                            ----------     ----------

Income before taxes                          3,210,828      2,226,497

Provision for income taxes                   1,108,574        813,021
                                            ----------     ----------

Net Income                                  $2,102,254     $1,413,476
                                            ==========     ==========


Net Income per Average Share                $     3.11     $     2.08
                                            ==========     ==========

Dividends declared per share                $    0.375     $    0.375
                                            ==========     ==========

Average Shares Outstanding                     676,027        678,078
                                            ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Operations
                          For the three months ended

                                               Unaudited
                                        July 31        July 31
                                          1996           1995
                                        --------       --------
OPERATING REVENUE
Tolls                                  $2,354,251     $1,973,810
Management Fee                            134,750        161,206
Rental & Lease Income                     279,623        226,435
                                       ----------     ----------
                                        2,768,624      2,361,452
                                       ----------     ----------
OPERATING EXPENSES
Tunnel Operations                       1,603,135      1,434,789
Taxes Other than Income                   140,346        154,997
Foreign Currency Transaction Loss          30,338          8,635
                                       ----------     ----------
                                        1,773,819      1,598,421
                                       ----------     ----------
                                          994,805        763,031
                                       ----------     ----------
OTHER INCOME
Interest & Dividends                       98,148        110,949
Other Income  - net                         8,369          5,201
                                       ----------     ----------
                                          106,517        116,150
                                       ----------     ----------

Income before taxes                     1,101,322        879,181

Provision for Income Taxes                383,553        328,076
                                       ----------     ----------

Net Income                             $  717,769     $  551,106
                                       ==========     ==========


Net Income per Average Share           $     1.06     $     0.81
                                       ==========     ==========

Dividends declared per share           $    0.125     $    0.125
                                       ==========     ==========

Average Shares Outstanding                676,027        678,078
                                       ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                      DETROIT & CANADA TUNNEL CORPORATION
                                      AND
                                 SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                             For nine months ended

                                                                         Unaudited
                                                                  July 31          July 31
                                                                    1996             1995
                                                                  -------          -------
Cash flows from operating activities:
        Net income                                              $ 2,102,254      $ 1,413,476
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
               Postretirement Benefits                              176,565          177,662
               Depreciation and amortization                        313,452          302,567
               Loss (Gain) on sale of investments, net                    0           (8,816)
               Loss (Gain) on sale of property                          725                0
               Cash provided (used ) by changes in
                  Operating assets and liabilities:
                     Accounts receivable                            376,540         (172,844)
                     Prepaid expenses                              (146,732)        (168,978)
                     Accounts payable                              (363,381)        (823,407)
                     Accrued liabilities                            (20,769)        (165,817)
                     Accrued taxes                                 (103,242)      (1,060,500)
                     Deferred tax liabilities                            90                0
                                                                -----------      -----------

                 Net cash provided by (used in)
                       operating activities                       2,335,502         (506,657)

Cash flows from investing activities:
                Purchase of  investment securities                        0          (46,528)
                Proceeds from sale of investment securities               0           31,786
                Net change in short term investments               (296,982)       2,250,209
                Purchase of property, plant & equipment            (737,142)      (1,752,083)
                Proceeds from sale of property                        1,091                0
                                                                -----------      -----------

                   Net cash provided by (used in)
                        investing activities                     (1,033,033)         483,384

Cash flows from financing activities:
                Dividends paid                                     (253,512)        (254,262)
                Purchase of common stock                                  0         (159,003)
                                                                -----------      -----------

                   Net cash used by financing activities           (253,512)        (413,265)
                                                                -----------      -----------

                   Net increase (decrease) in cash                1,048,957         (436,538)
                   Cash at beginning of period                    2,129,988        1,632,395
                                                                -----------      -----------

                   Cash at end of period                        $ 3,178,944      $ 1,195,857
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

                                    PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I.  Results of Operations
For the nine months ended July 31, 1996

Toll revenue increased 18.3% overall during the first nine months corresponding to a 10.6% increase in traffic volume due to casino related traffic and a toll increase of $0.25 per car effective March 1, 1996. A second gaming facility in Windsor opened in December, 1995. Management expects current high traffic volumes to continue.

Foreign currency transaction loss was $62,852 in 1996 compared to a loss of $7,594 in 1995 as the value of the Canadian dollar fell against the United States dollar.

The Corporation leases a portion of its office facility to the United States General Services Administration (GSA). In addition to making lease payments, the GSA reimburses the Corporation for maintenance and operating services provided. The GSA has concluded its outstanding review of expense reimbursements for the fiscal years 1989 through 1995. Adjustments to previously paid amounts resulted in additional income to the Corporation of approximately $280,000 pre-tax ($0.41 per share) and was included in Rental and Lease Income in the second quarter.


II. Liquidity

During the first nine months, the Corporation met its dividend, operating and construction capital needs using cash provided from operating activities. A $4 million line of credit is available from a bank to meet short term cash needs.


III. Changes in Financial Condition

The Corporation and the City of Windsor are engaged in a major renovation of the tunnel property. During the first nine months of fiscal 1996, expenditures for capital projects by the Corporation were $.7 million. Projected expenditures for fiscal 1996 are expected to be $2.2 million. Additional major capital expenditures are expected in subsequent years. Construction pojects will be funded through current earnings, utilization of short term investments and if necessary, short term draws against the line of credit.

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



                      DETROIT & CANADA TUNNEL CORPORATION
                                 (Registrant)









              BY : /s/ David C. Canavesio
                   ----------------------
              David C. Canavesio
              Treasurer and Vice President - Finance
              (Principal Financial Officer and Principal Accounting Officer)


              Date   September 13, 1996
                   ---------------------

                                    PART II

ITEM 5. OTHER INFORMATION

On July 24, 1996, the Corporation announced that an investment banker had been retained to assist the Board of Directors in exploring alternatives to enhance shareholder value. Such alternatives to be considered may include the sale of the company or merger with another firm.



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

        3.3 Amendment to Bylaws, filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30,1996, are incorporated herein by this reference.

        10 Joint Operating Agreement, filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991, is incorporated herein by this reference.

        21 Subsidiaries of the Registrant, filed as Exhibit 22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, are incorporated herein by this reference.

        27     Financial Data Schedule



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Corporation during the quarter ended July 31, 1996.