Form 10KSB
period 1996-10-31
DETROIT & CANADA TUNNEL CORP
filed 1997-03-05
CIK 28374

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended October 31, 1996

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-620
                       -----

                     DETROIT & CANADA TUNNEL CORPORATION
--------------------------------------------------------------
                (Name of small business issuer in its charter)

                   Michigan                                   38-0477830
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                          Identification No.)

100 East Jefferson Avenue, Detroit, Michigan                     48226
--------------------------------------------                     -----
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code  (313) 567-4422
                                                --------------
Securities registered under Section 12(b) of the Exchange Act:      None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock
                                                                ------------
                                                              (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( X ) Yes   (   ) No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for the fiscal year ended October 31, 1996 were $10,708,718.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 1997, was $13,172,814.

The number of outstanding shares of the issuer's common stock as of January 29, 1997, was 676,027.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Certain previously filed documents are incorporated by reference in Part IV of this Form.

Transitional Small Business Disclosure format (check one)  Yes (   )  No ( x )

                                                             Total pages : __

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

The Corporation leases a portion of its office facility to the United States General Services Administration (GSA), as described below. In addition to making lease payments, the GSA reimburses the Corporation for maintenance and operating services provided. The lease agreement expires in 2000 and allows one five year renewal.

In addition to the foregoing, the Corporation maintains investment portfolios. Equity investments are classified as available-for-sale securities and accordingly, are recorded at fair value. Other Investments includes partnership interests carried at cost adjusted for partnership profits and losses.


Source of Gross Revenues :

                                                  1996          1995
                                                  ----          ----
                   Passenger Cars                 60.6%         59.7%
                   Commuter Cars                  15.4%         15.6%
                   Commercial Vehicles             3.1%          3.3%
                                                 -----         -----
                        Total Tolls               79.1%         78.6%
                   Rent and Lease Income          12.4%         10.0%
                   Miscellaneous Income            8.5%         11.4%
                                                 -----         -----
                                                 100.0%        100.0%

Operating Agreements

The Corporation operates the Canadian portion of the tunnel pursuant to a Joint Operating Agreement with the City of Windsor which agreement was effective November 1, 1991 for an initial five year term, has been extended and expires on October 31, 1997. The agreement provides for expense sharing, reimbursement of operating expenses paid by the Corporation on behalf of the City of Windsor, cost sharing for capital improvements and a management fee.

Seasonality

Tunnel traffic and resulting revenue are seasonal, with higher traffic and revenue occurring during the summer months when weather is good and tourism is highest.

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

Employees

As of October 31, 1996, the Corporation and its subsidiary employed 118 persons, of whom approximately 64 persons were employed in the United States and of whom approximately 104 were employed full time. Some of the Corporation's U.S. employees are covered by a collective bargaining agreement expiring in 1998. Some of the Corporation's Canadian employees are covered by a collective bargaining agreement expiring in 1997.



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


The Corporation's lease of these properties expires November 3, 2020, pursuant to options exercised in fiscal 1991. These properties other than the vehicular tunnel are in part subleased to the General Services Administration for use by the U.S. Customs and U.S. Immigration and Naturalization Services. Rent is payable under the lease to the City of Detroit in the amount of 20% of average annual net operating income derived from United States tunnel operations, as defined in the lease. The Corporation and the City of Windsor are engaged in a major tunnel renovation program. See "Management's Discussion and Analysis or Plan of Operation - Changes in Financial Condition."



ITEM 3.  LEGAL PROCEEDINGS

Windsor Property Tax Assessments

The Corporation is contesting its 1985, 1986, 1987, 1988 and 1990 Windsor property tax assessments before an Ontario tax tribunal on the grounds that the assessments do not recognize the effect of Windsor's option to obtain the Windsor Tunnel properties on the value of the option properties. The trial judge determined that the option should not be considered in such assessments and the Corporation's subsidiary appealed this determination. On August 8, 1990, the appeal was decided in the Corporation's favor by the Ontario Divisional Court. On December 18, 1995, the Divisional Court decision was upheld by the Court of Appeal for Ontario. Leave to appeal to the Supreme Court of Canada was denied in September, 1996. No date for a hearing before the Assessment Review Board has been scheduled, and the Corporation is unable to estimate the amount of tax refund it may ultimately receive or the timing of any payment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Corporation's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol DTUN. The following table sets forth the high and low bid prices on NASDAQ and cash dividends paid for each quarterly period during fiscal 1996 and 1995:

                                                             Dividends per Share
                         Fiscal 1996         Fiscal 1995     -------------------
                         -----------         ----------       Fiscal    Fiscal
Quarter Ended            High    Low         High    Low       1996      1995
-------------            ----    ---         ----    ---      ------    ------
January 31               33 1/4  24          26      25 1/2     $.125   $.125
April 30                 36      31          25 1/2  25 1/4      .125    .125
July 31                  36      30 3/4      24 3/4  24 3/4      .125    .125
October 31               52      34 1/4      25      24 1/2      .125    .125

As of December 23,1996, there were 431 shareholders of record of the Corporation.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I. Results of Operations

A. Fiscal 1996 Compared to 1995

Toll revenue was $8,778,035 in 1996, a 17.3% increase overall from 1995 revenues of $7,482,575. This increase in revenue corresponds to a 8.4% increase in traffic volume of 4,464,219 and 4,121,566 vehicles, respectively, due to casino related traffic increases and a toll increase of $0.25 per car effective March 1, 1996. Effective with the toll increase, the fare is US$2.00 and Cdn$2.50 per car. Pursuant to the terms of the JOA, tolls from vehicles originating in Windsor are collected on behalf on the City of Windsor and consequently are not a component of the Corporation's revenues. Approximately 60% of toll revenues originating in Detroit and reflected in these financial statements are collected in United States currency. The casino opened in May, 1994 and is located in downtown Windsor near the tunnel facility. A second gaming facility in Windsor opened in December, 1995. A new, permanent casino is scheduled to open in mid-to-late 1997.

Management Fee revenue was $539,000 and $620,281 in 1996 and 1995 respectively. The reduction is a result of a change in the formula under the JOA.

Revenues from the GSA were $1,315,000 for 1996 and $872,000 in 1995 and are included in Rental and Lease Income. Current year revenues include a one-time payment of $448,000 received pursuant to the conclusion of GSA's review of expense reimbursements to the Corporation for maintenance and operating services provided since 1989.

Short term investments are recorded at cost, which approximates fair value. This caption principally includes seven day putable money market securities backed by a bank letter of credit. Equity investments consist of common stocks traded on national exchanges and are recorded at fair value. Other
Investments which includes partnership interests are carried at cost adjusted for partnership profits and losses. Realized gains and losses on the disposition of equity investments are based on average cost. There were no transactions in equity investments during 1996; proceeds and gross realized gains from sales of available-for-sale securities were $31,786 and $8,816 in 1995. There were no gross unrealized losses in these years.

Foreign currency transaction loss was $4,564 in 1996 compared to a gain of $23,839 in 1995 as the value of the Canadian dollar remained fairly stable, though slightly weaker overall, as compared to the United States dollar.

Interest and dividend revenues were $398,765 in 1996, a decrease of 14.2% from 1995 revenues of $464,553 corresponding to the decrease in invested balances as they were utilized to fund construction work.

The caption "Other Income - net" includes various items of a miscellaneous nature.

Tunnel Operations Expense consists primarily of employee related costs, overhead expenses and repairs, and remain fairly constant from year to year.

B. Fiscal 1995 Compared to 1994

Toll revenue was $7,482,575 in 1995, a 16.4% increase overall from 1994 revenues of $6,427,609. This increase in revenue corresponds to a 15.3% increase in traffic volume of 4,121,566 and 3,567,484, respectively, due to casino related traffic increases.

Foreign currency transaction gain was $23,839 in 1995 compared to a loss of $46,002 in 1994 as the value of the Canadian dollar rose against the United States dollar.

Interest and dividend revenues were $464,553 in 1995, a decrease of 20.4% from 1994 revenues of $583,814 corresponding to the decrease in invested balances as they were utilized to fund construction work.



MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued

II. Liquidity

During 1996, the Corporation met its dividend, operating and construction capital needs using cash provided from operating activities. In 1996, 79.1% of revenue came from tunnel operations. Cash dividends were paid in the amount of $338,766 in 1996. A $4 million line of credit is available from a bank to meet short term cash needs; no borrowings have taken place during 1996 or 1995.

Short term investments are recorded at cost, which approximates fair value. This caption principally includes seven day putable money market securities backed by a bank letter of credit which are readily convertible into cash should the need arise. Equity investments consist of common stocks traded on national exchanges and are recorded at fair value. Other Investments which includes partnership interests are carried at cost adjusted for partnership profits and losses. The Corporation's Equity and Other Investments are salable through a broker upon short notice.

The Corporation does not use Accounts Payable to fund Property, Plant and Equipment purchases. It is the Corporation's policy to pay its Accounts Payable invoices, including those for Property, Plant and Equipment, when due according to vendor contract or invoice terms.


III. Changes in Financial Condition

The Corporation and the City of Windsor are engaged in a major renovation of the tunnel property that began in 1991.

In 1996, the company completely replaced the tunnel lighting system. The scope of this project included all new light fixtures, wiring and controls. The project cost was approximately $3.0 million shared equally with the City of Windsor. Expenditures for all capital projects by the Corporation were $1.8 and $2.8 million during fiscal 1996 and 1995, respectively. The balance of the Company's major renovation plans includes the upgrade of the air ventilation system, primary electrical power controls and the restoration of the river bed cover material over the tunnel in the Detroit River. The Company is engaging recognized engineering firms to conduct current condition assessments of the tunnel's electrical, mechanical and ventilation systems and tunnel cover conditions. This engineering is expected to be completed in 1997. Projected expenditures for fiscal 1997 are expected to be $3.6 million. From these assessments, a detailed design, more precise estimated costs and work plans will be developed. Currently, it is expected that the complete upgrade of the electrical, mechanical and ventilation systems will cost approximately $15.0 million over a three year period from 1998 through 2000, shared equally with the City of Windsor. This will provide more efficient, reliable operation and energy savings of the tunnel's ventilation systems. The replacement of the tunnel river bed cover back to original design standards preserves the structural integrity of the tunnel and is currently estimated to cost $3.0 million in the time period of 2000 to 2001, also shared equally with the City of Windsor.

Construction projects will be funded through current earnings, utilization of short term investments and if necessary, short term draws against the line of credit. During fiscal 1994 the Corporation borrowed against its line of credit to meet short term capital project financing needs; the amount was repaid shortly after the end of that fiscal year. There have been no borrowings during 1996 or 1995.

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

The Corporation purchased 6,000 shares of its common stock at market prices for a total cost of $159,003 in 1995, there were no re-purchases in 1996.

IV. General

On February 7, 1997, the Corporation's shareholders approved an Agreement and Plan of Merger, dated November 14, 1996. Pursuant to the merger, the Corporation will become the wholly-owned subsidiary of Hyde Park Tunnel Holdings L.L.C. and each outstanding share of common stock will be converted into the right to receive $54.00 in cash. A closing is expected in March, 1997.

ITEM 7. FINANCIAL STATEMENTS


                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                SUBSIDIARIES

                         Consolidated Balance Sheets


                                                          October 31
                                                     1996            1995
                                                     ----            ----
CURRENT ASSETS
CASH                                             $  3,053,010    $  2,129,988
SHORT TERM INVESTMENTS                              5,509,893       4,840,847
ACCOUNTS RECEIVABLE, Net of allowance
   for doubtful accounts of $12,500 and $5,000      1,444,184       1,057,094
PREPAID EXPENSES                                      405,299         446,199
                                                 ------------    ------------
       TOTAL CURRENT ASSETS                        10,412,386       8,474,127
                                                 ------------    ------------

LONG TERM INVESTMENTS
EQUITY INVESTMENTS - Available for Sale             2,007,362       1,573,768
OTHER INVESTMENTS                                     673,800         673,800
                                                 ------------    ------------
                                                    2,681,162       2,247,568
                                                 ------------    ------------

PROPERTY, PLANT & EQUIPMENT
  Leasehold Improvements                           13,055,826      11,694,880
  Equipment                                         1,559,908       1,157,898
                                                 ------------    ------------
                                                   14,615,734      12,852,778
  Accumulated Depreciation and Amortization        (2,445,438)     (2,025,624)
                                                 ------------    ------------
                                                   12,170,295      10,827,154
                                                 ------------    ------------


DEFERRED INCOME TAX BENEFIT                           172,488         415,000
                                                 ------------    ------------

                                                 $ 25,436,332    $ 21,963,850
                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                SUBSIDIARIES

                   Consolidated Balance Sheets (continued)

                                                     October 31
                                                 1996          1995
                                                 ----          ----
CURRENT LIABILITIES
ACCOUNTS PAYABLE                             $ 1,355,818   $   960,616
ACCRUED PAYROLL & VACATION                        57,346       135,556
ACCRUED TAXES                                    296,685       301,965
OTHER ACCRUED LIABILITIES                        136,772       115,507
                                             -----------   -----------
      TOTAL CURRENT LIABILITIES                1,846,622     1,513,644
                                             -----------   -----------

POSTRETIREMENT BENEFITS                        3,503,000     3,383,744
                                             -----------   -----------

STOCKHOLDERS' INVESTMENT
COMMON STOCK, 1,000,000 shares authorized,     3,382,965     3,382,965
    676,027 issued and outstanding
CAPITAL SURPLUS                                   28,124        28,124
RETAINED EARNINGS                             15,585,627    12,851,549
UNREALIZED NET GAIN ON INVESTMENT
     SECURITIES AVAILABLE FOR SALE             1,089,994       803,823
                                             -----------   -----------
                                              20,086,710    17,066,461
                                             -----------   -----------

                                             $25,436,332   $21,963,850
                                             ===========   ===========

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Statements of Operations
                             For the years ended


                                                 October 31
                                             1996          1995
                                             ----          ----
OPERATING REVENUE
Tolls                                     $ 8,778,035   $ 7,482,575
Management Fee                                539,000       620,281
Rental and Lease Income                     1,391,683       953,090
                                          -----------   -----------
                                           10,708,718     9,055,946
                                          -----------   -----------
OPERATING EXPENSES
Tunnel Operations                           5,920,408     5,733,764
Taxes Other than Income                       647,288       537,652
Foreign Currency Transaction (Gain)Loss         4,564       (23,839)
                                          -----------   -----------
                                            6,572,259     6,247,577
                                          -----------   -----------
                                            4,136,459     2,808,369
                                          -----------   -----------
OTHER INCOME
Interest and Dividends                        398,765       464,553
Other Income  - net                            95,871        (5,060)
                                          -----------   -----------
                                              494,635       459,493
                                          -----------   -----------

Income before taxes                         4,631,094     3,267,862

Provision for income taxes                  1,559,000     1,252,412
                                          -----------   -----------

Net Income                                $ 3,072,094   $ 2,015,450
                                          ===========   ===========


Net Income per Average Share              $      4.54   $      2.97
                                          ===========   ===========

Dividends declared per share              $     0.500   $     0.500
                                          ===========   ===========

Average Shares Outstanding                    676,027       678,078
                                          ===========   ===========

The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

             Consolidated Statements of Stockholders' Investment

                For the Years Ended October 31, 1996 and 1995


                                                                                                  Unrealized
                                                                                                  Net Gain on
                                                                                                  Investment
                                                                                                  Securities
                                                  Common          Capital         Retained         Available
                                                   Stock          Surplus         Earnings          for Sale         Total
                                                  ------          -------         --------         ----------        -----

Balances at November 1, 1994                  $  3,412,965     $     28,124     $ 11,303,869     $          0    $ 14,744,958


  Net Income                                                                       2,015,450                        2,015,450

  Cash dividend of $0.50 per share                                                  (338,766)                        (338,766)

  Common stock purchase (6,000 shares)             (30,000)                         (129,003)                        (159,003)

   Adjustment to beginning balance for
     change in accounting method, net
     of income taxes of $294,254                                                                      571,203         571,203

   Change in unrealized gain on
     investment securities available for
     sale, net of income taxes of $119,835                                                            232,620         232,620
                                                                                                 ------------    ------------

Balances at October 31, 1995                  $  3,382,965     $     28,124     $ 12,851,549     $    803,823    $ 17,066,461
                                              ============     ============     ============     ============    ============


  Net Income                                                                       3,072,094                        3,072,094

  Cash dividend of $0.50 per share                                                  (338,016)                        (338,016)

  Common stock purchase                                                                    0                                0

   Change in unrealized gain on                                                                       286,171         286,171
     investment securities available for
     sale, net of income taxes of $147,423

Balances at October 31, 1996                  $  3,382,965     $     28,124     $ 15,585,627     $  1,089,994    $ 20,086,710
                                              ============     ============     ============     ============    ============


The accompanying notes are an integral part of these financial statements.

                     DETROIT & CANADA TUNNEL CORPORATION
                                     AND
                                 SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                             For the years ended


                                                                   October 31
                                                              1996           1995
                                                              ----           ----
Cash flows from operating activities:
      Net income                                          $ 3,072,094    $ 2,015,450
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Postretirement Benefits                            119,256        231,545
           Depreciation and amortization                      444,813        407,382
           Loss (Gain) on sale of investments, net                  0         (8,816)
           Loss (Gain) on sale of property                       (252)        20,177
           Cash provided (used ) by changes in
              Operating assets and liabilities:
                 Accounts receivable                         (387,090)       (64,636)
                 Prepaid expenses                              40,899        (82,187)
                 Accounts payable                            (669,402)      (961,213)
                 Accrued liabilities                          (56,945)       (73,642)
                 Accrued taxes                                 (5,280)    (1,257,295)
                 Deferred tax liabilities                      95,089        182,911
                                                          -----------    -----------

             Net cash provided by (used in)
                   operating activities                     2,653,182        409,676

Cash flows from investing activities:
            Purchase of  investment securities                      0        (50,323)
            Proceeds from sale of investment securities             0         31,786
            Net change in short term investments             (669,046)     2,850,808
            Purchase of property, plant & equipment          (727,199)    (2,246,586)
            Proceeds from sale of property                      4,101              0
                                                          -----------    -----------

               Net cash provided by (used in)
                    investing activities                   (1,392,144)       585,685

Cash flows from financing activities:
            Dividends paid                                   (338,016)      (338,766)
            Purchase of common stock                                0       (159,003)
                                                          -----------    -----------

               Net cash used by financing activities         (338,016)      (497,769)
                                                          -----------    -----------

               Net increase (decrease) in cash                923,022        497,593
               Cash at beginning of period                  2,129,988      1,632,395
                                                          -----------    -----------

               Cash at end of period                      $ 3,053,010    $ 2,129,988
                                                          ===========    ===========


Supplemental non-cash investing and operating disclosure information:

            Additions to property, plant & equipment
              included in accounts payable                $ 1,064,604    $   526,192
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

The U.S. tunnel properties are leased from the City of Detroit. The lease agreement with the City of Detroit provides for the Corporation's right to operate the U.S. portion of the tunnel after 1990 in three ten year intervals through 2020. The annual rent is 20% of average annual net operating income derived from United States tunnel operations, as defined. Rent expense was $203,000 in 1996 and $186,000 in 1995. Current and prior year rent expense was partially offset by utilization of certain credits due from the City.

The Corporation operates the Canadian portion of the tunnel pursuant to a Joint Operating Agreement with the City of Windsor which provides for expiration in November, 1997. The agreement provides for expense sharing, reimbursement of operating expenses paid by the Corporation on behalf of the City of Windsor, cost sharing for capital improvements and a management fee. The Management Fee, separately disclosed in the Statement of Operations was $539,000 and $620,281 on 1996 and 1995, respectively. The Corporation is currently engaged in negotiations with the City of Windsor to extend the Joint Operating Agreement.

The Corporation leases a portion of its office facility to the United States General Services Administration (GSA). In addition to making lease payments, the GSA reimburses the Corporation for maintenance and operating services provided. The lease agreement expires in 2000 and allows one five year renewal. Revenues from the GSA were $1,315,000 for 1996 and $872,000 in 1995 and are included in Rental and Lease Income. Current year revenues include a one-time payment of $448,000 received pursuant to the conclusion of GSA's review of expense reimbursements to the Corporation for maintenance and operating services provided since 1989.

All reimbursable and shared cost items with the City of Windsor and GSA are billed and reimbursed through Accounts Receivable, consequently these amounts are not reflected in the Corporation's Statement of Operations.

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

Cash : Cash includes interest bearing demand deposits.

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

Depreciation and Amortization: Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets, which for equipment ranges from five to seven years. The amortization period for the Corporation's leasehold interest in the US tunnel properties reflects the Corporation's exercise of its lease option through 2020.

Investment Securities: Effective November 1, 1994, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS115) which requires that investments in certain equity and debt securities be classified as either held-to-maturity, available-for-sale or trading. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


(3) INVESTMENTS

Short term investments are recorded at cost, which approximates fair value. This caption principally includes seven day putable money market securities backed by a bank letter of credit. Equity investments are classified as available-for-sale securities and accordingly, are recorded at fair value. Other Investments which includes partnership interests are carried at cost adjusted for partnership profits and losses. Realized gains and losses on the disposition of equity investments are based on average cost. There were no transactions in equity investments during 1996; proceeds and gross realized gains from sales of available-for-sale securities were $31,786 and $8,816 in 1995. There were no gross unrealized losses in these years.

In accordance with Statement of Financial Accounting Standard No. 115, the Corporation recorded additional unrealized gains of $286,171 (net of $147,423 of deferred income tax) in 1996 and $232,620 (net of $119,835 of deferred income tax) in 1995.

(4) INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax liabilities and assets are as follows :

Domestic :
     Deferred tax liabilities:                 1996         1995
                                               ----         ----
       Depreciation                        $  395,000   $  255,000
        FAS 115                               562,000      414,000
        Pension                                56,000       71,000
        Other                                  23,000       24,000
                                           ----------   ----------
                                            1,031,000      764,000
                                           ----------   ----------
    Deferred tax asset:
        Postretirement benefits             1,190,000    1,150,000
        Other                                  13,000       29,000
                                           ----------   ----------
                                            1,207,000    1,179,000
                                           ----------   ----------
                 Net Deferred tax asset    $  172,000   $  415,000
                                           ==========   ==========
Foreign:
    Deferred tax asset:
        Foreign tax credit carry over      $  486,000   $  486,000
        Valuation Allowance                   486,000      486,000
                                           ----------   ----------
                 Net Deferred tax asset    $      -0-   $      -0-
                                           ==========   ==========

Significant components of the provision for income taxes are as follows:

                                            Liability     Liability
                                              Method        Method
Current:                                       1996          1995
                                            ---------     ---------
   United States                             1,513,000      812,500
   Canada                                      (49,000)     375,000
                                             ---------    ---------
                                             1,464,000    1,187,500
Deferred:
   United States                                95,000       65,000
   Canada                                          -0-          -0-
                                                95,000       65,000
                                             ---------    ---------
                                             1,559,000    1,252,500
                                             =========    =========
   Deferred unrealized gain on investment      562,000      414,089
                                             =========    =========

Income taxes paid were $1,364,14 and $1,746,176 in 1996 and 1995 respectively. A reconciliation of the Corporation's effective tax rate to the federal statutory tax rate follows :

                                              1996         1995
                                              ----         ----
Tax at federal statutory rate of 34%      $1,596,815    $1,111,073
Effect of state and local taxes               65,522        65,528
Effect of foreign taxes                      (48,568)      110,000
Permanent differences                        (54,769)      (34,101)
                                          ----------    ----------
                                          $1,559,000    $1,252,500
                                          ==========     =========

The Corporation provided for income taxes on the unremitted earnings of its Canadian subsidiary which it repatriated during fiscal 1996.

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

Components of pension expense are as follows:

                                      1996           1995
                                      ----           ----
Service cost                       $ 160,952     $ 148,452
Interest cost                        287,933       277,176
Actual return on assets             (676,632)     (527,218)
Net amortization and deferral        296,068       195,410
                                   ---------     ---------
            Net pension expense    $  68,321     $  93,820
                                   =========     =========

Assumptions used:
   Discount rate                        7.50%         7.50%
   Rate of compensation increase        5.00%         5.00%
   Expected long term rate of
     return on assets                   8.00%         8.00%


Plan funded status and amounts recognized in consolidated balance sheets as of October 31 :

                                                  1996        1995
                                                  ----        ----
Actuarial present value of:
Vested benefit obligation                      $4,019,066   $3,295,090
                                               ==========   ==========

Accumulated  benefit obligation                $4,125,481   $3,434,380
                                               ==========   ==========

Projected benefit obligation                   $4,477,074   $3,828,287

Fair value of plan assets                       4,728,973    4,472,004
                                               ----------   ----------
Funded status                                     251,899      643,717

Unrecognized net asset at 10/31                  (210,100)    (267,638)
Unrecognized prior service cost                   687,095      310,911
Unrecognized net (gain) loss                     (479,056)    (412,807)
Minimum liability                                  -0-          -0-
                                               ----------   ----------
Prepaid pension                                $  249,838   $  274,184
                                               ==========   ==========

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

The following table presents the funded status of the plans reconciled with amounts recognized in the Corporation's balance sheet ( in thousands) :

                                                October 31, 1996      October 31, 1995
                                                ----------------      ----------------
                                                US      Canadian       US      Canadian
Accumulated postretirement benefit              --      --------       --      --------
  obligation:
    Retirees                                 $   725    $   624    $   730    $   573
    Fully eligible active participants           357        175        455        288
    Other active participants                    574        242        780        196
                                             -------    -------    -------    -------
                                               1,656      1,041      1,965      1,057

Plan assets at fair value                        -0-        -0-        -0-        -0-
Funded status                                 (1,656)    (1,041)    (1,965)    (1,057)

Unrecognized net gain (loss)                    (756)      (148)      (331)       (88)
Unrecognized prior service cost                   46         52        -0-         57
Unrecognized transition asset (obligation)       -0-        -0-        -0-        -0-
                                             -------    -------    -------    -------
Prepaid (accrued) postretirement
  benefit cost                               $(2,366)   $(1,137)   $(2,296)   $(1,088)
                                             =======    =======    =======    =======



Net periodic postretirement benefit cost includes the following components :

                                                October 31, 1996      October 31, 1995
                                                ----------------      ----------------
                                                US      Canadian       US      Canadian
                                                --      --------       --      --------
Service cost                                    $  46      $  25      $  65      $  25
Interest cost                                     113         72        141         77
Return on plan assets                             -0-        -0-        -0-        -0-
Amortization of:
  Unrecognized net gain (loss)                    (43)        (6)       (11)       -0-
  Unrecognized prior service cost                   4          5        -0-          5
  Unrecognized transition
    asset (obligation)                            -0-        -0-        -0-        -0-
                                                -----      -----      -----      -----
Net periodic postretirement benefit expense     $ 120      $  96      $ 195      $ 107
                                                =====      =====      =====      =====

The weighted average annual assumed rate of increase in the per capita cost of covered benefits was 10.6% and 11% for medical and 8.9% and 9.2% for dental, in 1996 and 1995 respectively. Both rates are assumed to decrease gradually to 6% by 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1996 by $3,115,600 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 to $305,800. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at October 31, 1996.

(7) LINE OF CREDIT

The Corporation has a $4,000,000 line of credit with a bank. Interest is at the bank's prime rate at the date of issuance and there is no compensating balance requirement.


(8) COMMITMENTS

The Corporation has outstanding commitments at October 31, 1996 of $492,520 for the continued renovation of the tunnel facility.


(9) SUBSEQUENT EVENT

On February 7, 1997, the Corporation's shareholders approved an Agreement and Plan of Merger, dated November 14, 1996. Pursuant to the merger, the Corporation will become the wholly owned subsidiary of Hyde Park Tunnel Holdings L.L.C. and each outstanding share of common stock will be converted into the right to receive $54.00 in cash. A closing is expected in March, 1997.

                     [ Letterhead of Ernst & Young LLP ]

                       Report of Independent Auditors


Board of Directors and Stockholders
Detroit & Canada Tunnel Corporation

We have audited the accompanying consolidated balance sheets of Detroit
& Canada Tunnel Corporation and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Detroit & Canada Tunnel Corporation and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         /s/ Ernst & Young LLP
Detroit, Michigan
December 15, 1996

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

                                Not Applicable


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information with respect to the executive officers of the Corporation:

Directors & Executive Officers    Age    Positions and Offices Held
------------------------------    ---    --------------------------

Henry Penn Wenger                  69    Director

Douglas L. Bridges                 53    Director

Charles C. Stewart                 71    Director

Donald M. Vuchetich                50    President, Chief Executive Officer,
                                           and Director
Charles J. O'Brien                 61    Secretary and Vice President -
                                           Administration
David C. Canavesio                 46    Treasurer and Vice President -
                                               Finance


Henry Penn Wenger, a director since 1983, is an Oil Producer and Investor.

Douglas L. Bridges, a director since 1987, is Senior Vice President-Sales, First of Michigan Corporation, member if the New York Stock Exchange.

Charles C. Stewart, a director since 1984, is President of Lawrie Petroleum Co., Director of Mutual Oil & Gas Co., and OMNICOR, Inc.

Donald M. Vuchetich has been Chief Executive Officer of the Corporation since September 1990, President of the Corporation since November 1990 and a Director of the Corporation since December 1990. Mr. Vuchetich was a marketing consultant with CIM/Data from 1985 through 1990, and now maintains a private marketing consultant practice.

Charles J. O'Brien has been Secretary of the Corporation since 1987 and Vice President Administration of the Corporation since December 1990. Mr. O'Brien was Treasurer of the Corporation from 1976 to 1991, Assistant Secretary of the Corporation from 1976 to February 1987 and Assistant Treasurer from 1973 to 1976 and held various positions with the Corporation before 1973.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to certain executive officers for the fiscal years ended October 31, 1994, 1995 and 1996. No other executive officer of the Company received an annual salary and bonus of more than $100,000 in any of such years.

                                           Annual Compensation
          Name and              Fiscal     -------------------     All Other
     Principal Position          Year       Salary     Bonus     Compensation(1)
     ------------------         ------      ------     -----     ---------------
Donald M. Vuchetich              1994       $130,000   $45,000       $7,133
  President, Chief Executive     1995        135,000    45,000        1,800
  Officer and Director           1996        139,000    50,000          900

David C. Canavesio               1994         95,750     3,700        7,702
  Treasurer and Vice             1995         99,550     3,800        1,033
  President - Finance            1996        103,050     7,500        1,106

(1) Represents contributions made by the Company under the Detroit-Windsor Tunnel 401(k) Plan and in 1994, compensation received for temporary duties.

Pursuant to an amended employment agreement, Mr. Vuchetich has agreed to spend at least two-thirds of his time on the Company's business and will receive compensation plus a discretionary bonus. Mr. Vuchetich's employment may be terminated by either party at any time. In the event of a termination by the Company for other than cause, the agreement entitles Mr. Vuchetich to severance pay equal to his salary for the unexpired portion of the calendar term, but no less than two months salary.

The Company also has severance agreements with Messrs. Vuchetich and Canavesio under which they would receive compensation of salary and bonus for two years and one year respectively, less other severance payments received from the Company, upon involuntary termination of employment after a change of control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 23, 1996 regarding the beneficial ownership of the Corporation's Common Stock by each director of the Corporation, each person known by the Corporation to beneficially own more than 5% of the outstanding shares of Common Stock, each executive officer of the Corporation named in the Executive Compensation table set forth above, and all the directors and executive officers as a group:

                                                           Percentage of
              Name of               Number of Shares     Outstanding Common
         Beneficial Owner          Beneficially Owned           Stock
         ----------------          ------------------    ------------------
Henry Penn Wenger                        431,955                63.9%
CenTra, Inc. (1)                          37,800                  5.6%
Levy, Harkins & Co., Inc. (1)             37,000                  5.5%
Donald M. Vuchetich                            0
Douglas L. Bridges                             0
Charles C. Stewart                           100                *
All Directors and Executive
Officers as a Group (6 persons)          432,055


* Indicates an amount less than 1%.

(1) Based on information contained in a Form 13D filed with the Securities and Exchange Commission (the "SEC"). According to the Form 13D filed with the SEC by Levy, Harkins & Co., Inc. ("L&H"), 35,000 of these shares are owned by discretionary account customers of L&H as to which each such customer and L&H share voting power and as to which L&H has sole dispositive power, and 2,000 of these shares are owned by an employee benefit plan of L&H as to which each such employee and L&H share voting power and as to which L&H has sole dispositive power.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     None



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



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Corporation during the last quarter of the fiscal year ended October 31, 1996.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DETROIT & CANADA TUNNEL CORPORATION





                      BY :/s/ Donald M. Vuchetich
                         ------------------------
                      Donald M. Vuchetich
                      Chief Executive Officer and President
                      (Principal Executive Officer)


                      Date March 5, 1997
                           -------------






                                  SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

               Signature                                  Date


/s/ Douglas L. Bridges                               March 5, 1997
------------------------------------               -----------------
        Douglas L. Bridges
        Director


/s/ Charles C. Stewart                               March 5, 1997
------------------------------------               -----------------
        Charles C. Stewart
        Director

/s/ Donald M. Vuchetich                              March 5, 1997
------------------------------------               -----------------
        Donald M. Vuchetich
        Director